Form 10-Q
period 1996-09-30
VICTORMAXX TECHNOLOGIES INC
filed 1996-11-19
CIK 931198

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

    For the quarterly period ended September 30, 1996

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934 for the transition period from ______ to __________.

Commission file number: 0-26328

                          VICTORMAXX TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)

Illinois                                                    36-3971950
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                              Identification No.)

1202N 75th Street, Suite 243, Downers Grove, Illinois       60516
(Address of principal executive  offices)                  (Zip code)

                                      (630) 654-4398
                   (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [x]  No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.


Common stock, $.001 Par Value, 5,726,442 as of November 18, 1996

                          VictorMaxx Technologies, Inc.

                     Index to Quarterly Report on Form 10-Q
                Filed with the Securities and Exchange Commission for the Three and Nine Month Periods Ended September 30, 1996 and 1995



                                                                           Page
                                                                          Number
PART I.  Financial Information

  Item 1: Financial Statements (unaudited)

          Balance sheets as of September 30, 1996 and December 31, 1995      3

          Statements of operations for the three and nine month periods
            ended September 30, 1996 and 1995                                4

          Statements of cash flows for the nine months ended
            September 30, 1996 and 1995                                      5

          Notes to Financial Statements                                      6

  Item 2: Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                        8

PART II   Other Information                                                 13

SIGNATURES                                                                  14

Part I. Financial Information

Item 1: Financial Statements


                          VictorMaxx Technologies, Inc.
                                 Balance Sheets


                                                                           September 30,         December 31,
                                     ASSETS                                    1996                  1995
                                                                          --------------        --------------
                                                                             (unaudited)

Current assets:
     Cash and cash equivalents                                            $        --             $     8,674
     Available-for-sale securities                                                 --               3,303,462
     Accounts receivable, net of allowance of $25,000                            17,146                12,536
     Interest receivable                                                           --                  64,350
     Inventories                                                                   --                 602,406
     Prepaid expenses                                                             3,230               186,830
                                                                          --------------        --------------
                        Total current assets                                     20,376             4,178,258
     Property and equipment, net of accumulated depreciation
        and amortization                                                        219,164               275,560
     Other assets                                                                12,752                74,341
                                                                          --------------        --------------
                        Total assets                                      $     252,292         $   4,528,159
                                                                          ==============        ==============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                     $     171,993        $      817,619
     Cash overdrafts                                                              2,247               345,214
     Accrued liabilities                                                        477,812             1,188,723
                                                                          --------------        --------------
                        Total current liabilites                                652,052             2,351,556
Legal settlements payable, non-current portion                                   10,000               100,000
Deferred rent                                                                    28,367                36,731
                                                                          --------------        --------------
                        Total liabilities                                       690,419             2,488,287
                                                                          --------------        --------------

Stockholders' equity:
 Preferred stock, par value $.001; 1,000,000 shares authorized, none issued
 Common stock, par value $.001; 20,000,000 shares authorized;
    5,726,442  shares issued and outstanding                                      5,726                 5,541
 Additional paid-in capital                                                  19,647,981            19,480,232
 Accumulated deficit                                                        (20,091,834)          (17,445,901)
                                                                          --------------        --------------
                        Total stockholders' equity (deficit)                   (438,127)            2,039,872
                                                                          --------------        --------------
                        Total liabilities and stockholders' equity        $     252,292         $   4,528,159
                                                                          ==============        ==============


     The accompanying notes are an integral part of the financial statements

                          VictorMaxx Technologies, Inc.
                            Statements of Operations
                                   (unaudited)

                                                        Three months ended                     Nine months ended
                                                          September 30,                           September 30,
                                                     1996               1995                1996                1995
                                                  ----------         -----------         -----------         -----------
Net sales                                        $   23,632         $   249,596         $   746,963         $   476,146
Cost of goods sold                                    5,019             202,593           1,175,416             440,080
                                                 ----------         -----------         -----------         -----------
       Gross profit (deficiency)                     18,613              47,003            (428,453)             36,066

Operating expenses:
   Research and development                         176,109             253,920             738,737             619,696
   Selling, general and administrative              478,099             972,168           1,505,656           2,817,932
   Impairment of goodwill                                 0                   0                   0           1,649,765
                                                 ----------         -----------         -----------         -----------
       Total operating expenses                     654,208           1,226,088           2,244,393           5,087,393

Loss from operations                               (635,595)         (1,179,085)         (2,672,846)         (5,051,327)

Other income (expenses):
   Interest expense                                       0          (1,278,061)             (2,630)         (2,360,454)
   Interest income                                        0                   0              29,543                   0
   Other                                                  0            (138,747)                  0            (319,954)
                                                 ----------         -----------         -----------         -----------
       Net loss                                  $ (635,595)        $(2,595,893)        $(2,645,933)        $(7,731,735)
                                                 ==========         ===========         ===========         ===========

Per-share data:
   Net loss per share                            $    (0.11)        $     (0.59)        $     (0.47)        $     (2.55)
                                                 ==========         ===========         ===========         ===========

   Weighted average common and
     common equivalent shares
     outstanding                                  5,807,161           4,364,852           5,683,623           3,033,365
                                                 ==========         ===========         ===========         ===========

     The accompanying notes are an integral part of the financial statements

                          VictorMaxx Technologies, Inc.
                            Statements of Cash Flows
                                   (unaudited)

                                                                                       Nine months ended
                                                                                          September 30,
                                                                                       1996          1995
                                                                                 -------------   ------------
Cash flows from operating activities:
   Net loss                                                                      $ (2,645,933)   $ 7,731,735)
   Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation and amortization of property and equipment                          89,793        108,004
      Amortization of goodwill                                                           --          209,157
      Amortization of deferred financing costs and original issue discount               --        1,967,672
      Impairment of goodwill                                                             --        1,649,765
      Provision for doubtful accounts                                                    --           35,000
      Issuance of common stock in exchange for professional services                  167,934          5,108
      Compensation expense relating to stock options and warrants                        --          444,316
      Change in operating assets and liabilities:
         Accounts receivable                                                           (4,610)       250,326
         Interest receivable                                                           64,350           --
         Inventories                                                                  602,406       (234,789)
         Prepaid expenses                                                             183,600       (292,499)
         Other assets                                                                  61,589           --
         Accounts payable                                                            (645,626)    (2,471,576)
         Accrued liabilities                                                         (710,911)      (126,431)
         Accrued legal settlement                                                     (90,000)          --
         Deferred rent                                                                 (8,364)        (2,691)
                                                                                 -------------   ------------
            Net cash used in operating activities                                  (2,935,772)    (6,190,373)
                                                                                 -------------   ------------

Cash flows from investing activities:
   Purchases of property and equipment                                                (33,397)       (79,331)
   Purchases of dies and molds                                                           --         (198,086)
   Proceeds from sale of available-for-sale securities                              3,303,462           --
                                                                                 -------------   ------------
            Net cash provided by (used in) investing activities                     3,270,065       (277,417)
                                                                                 -------------   ------------

Cash flows from financing activities:
   Proceeds from issuance of notes payable                                               --        1,871,613
   Repayments of notes payable                                                           --       (5,309,044)
   Proceeds from issuance of common stock                                                --       14,927,099
   Decrease in cash overdrafts                                                       (342,967)      (254,544)
                                                                                 -------------   ------------

            Net cash (used for) provided by financing activities                     (342,967)    11,235,124
                                                                                 -------------   ------------


            Net increase (decrease) in cash                                            (8,674)     4,767,334

Cash, beginning of period                                                               8,674           --
                                                                                 -------------   ------------

Cash, end of period                                                                   $  --     $  4,767,334
                                                                                 =============   ============

Supplemental cash flow information:
   Interest paid                                                                      $ 2,630       $368,415
                                                                                 =============   ============

     The accompanying notes are an integral part of the financial statements

                          VICTORMAXX TECHNOLOGIES, INC.
                     Notes to Condensed Financial Statements

1.  Basis Of Preparation

The accompanying condensed financial statements of VictorMaxx Technologies, Inc. (the "Company") for the three and nine month periods ended September 30, 1996 and 1995 have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and notes thereto, together with management's discussion and analysis of financial condition and operations, contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1995. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position and operating results for the interim periods, have been included. The results of operations for the three and nine month periods ended September 30, 1996 are not necessarily indicative of the results to be expected for the entire year ending December 31, 1996.

2.  Net Loss Per Common Share

The computation of net loss per share is based on the weighted average number of common and common equivalent shares outstanding (adjusted for a 20.2225 to one split completed in July 1995) during the period. Common stock equivalents represent outstanding stock options and warrants which are included in the weighted average shares pursuant to the treasury stock method. Common share equivalents attributable to stock options issued within 12 months prior to the initial public offering have been included in the calculation of net loss per share as if they were outstanding for the period presented.

3.  Loss of Quotation of Securities

On October 23, 1996, the Company received notification from the Nasdaq Listing Qualifications Panel that because the Company does not currently meet the maintenance criteria for continued listing of its Securities on The Nasdaq Small-Cap Market ("Nasdaq"), that its Securities would be delisted from Nasdaq effective at the close of business on October 24, 1996. Subsequent to that date, the Securities of the Company have been quoted on the OTC Bulletin Board.

4.  Subsequent Events

On October 31, 1996, the Company vacated its office facilities and was released from future obligations under an operating lease which extended through May 31, 1998. Since that date, the management and employees of the Company have been conducting the business of the Company from a variety of personal residences. Additionally, the Company has depleted its cash reserves and has been unable to pay its employees subsequent to the payroll period ending October 15, 1996. Management of the Company is currently pursuing various forms of financing. If these efforts are unsuccessful, the Company will have to cease operations.

Item 2 ---  Management's  Discussion  and Analysis of Financial  Condition
            and Results of Operations

Overview

The Company is engaged in the design, development and distribution of interactive multimedia computer software for the entertainment segment of the computer software market. If the Company is able to secure additional financing, it expects to release its first game, Autoduel Online, as an Internet-based, multi-player game during 1997. Subsequent to the introduction of the online game, the Company hopes to release a "home" version of the game incorporating artificial intelligence to allow a participant to play the game without being online.

The game will be the first application to run on the Company's virtual reality engine ("Engine"), which allows for the programming of multi-user virtual reality applications. Development of the Engine, which is the foundation for the game, began in September 1995. While other entities have developed virtual reality engines, the Company believes that its Engine has certain characteristics that make it rare. Not only can it be accessed remotely, but it has one of the largest set of features for a PC based engine working in an integrated fashion. The Engine has been constructed in a modular fashion, which means that functional blocks of code such as the graphics modules, the sound modules, networking module, input and output modules, etc. not only work independently of one another but can be easily upgraded without requiring a complete rewrite of the Engine. Therefore, once Autoduel Online has been completed, new versions of Autoduel Online or other games and applications using the same technologies but with different content and features can be developed and introduced easily and quickly. While most other engines emphasize one particular strength and add on other capabilities, the structure of the Company's engine, with its emphasis on creating strong fully integrated independent modules, gives it the ability to process large amounts of data quickly.

Autoduel Online is based on characters and other materials derived from a strategic board game called Car Wars, which the Company has licensed from Steve Jackson Games Incorporated ("SJ Games"), a publisher of simulation and role-playing games. SJ Games has sold over 300,000 copies of Car Wars in sixteen countries and in six different languages since its introduction in 1981. Supplementary products, including expansion sets, bring total unit sales to over 2,000,000. Origin Systems sold over 65,000 copies of their original Autoduel computer game for the Apple II computer in the early 1980's and the Car Wars fiction has been the subject of a series of novels and comic books published by Tor Books and Marvel Comics, respectively. SJ Games also runs the AADA (American Autoduel Association), a Car Wars fan club and coordinates an annual national tournament whose players qualify through local and regional tournaments conducted during the year. In addition to Car Wars, SJ Games has published such games as the Generic Universal Role Playing System ("GURPS") and Illuminati.

Previously, the Company designed, developed, marketed and sold virtual reality products for home use. The Company believes that it was the first to sell virtual reality head-mounted displays ("HMDs" or "headsets") intended for home use with a suggested retail price of less than $1,000. The Company's first product, the CyberMaxx 120 model, was introduced in November 1994. The Company began shipping the more advanced CyberMaxx model 2.0 in August 1995. In December 1995, the Company began distribution of the VIR one, a cordless, baseless game controller with a suggested retail price of $99.

In early 1996, the management of the Company concluded that its headset was not likely to gain widespread consumer acceptance in the immediate future at a suggested retail price of $889. In February 1996, the Company suspended production of the CyberMaxx model 2.0 and in March 1996 lowered the price on the CyberMaxx model 2.0 for the purpose of stimulating sales at a suggested retail price of $499. In connection with this price reduction, the Company charged $1,769,987 to its 1995 results for write downs of its remaining CyberMaxx model
2.0 inventory, including component parts, and the tools and dies associated with the production of the CyberMaxx.

During the second quarter of 1996, it became apparent that the reduced price of the CyberMaxx model 2.0 was not going to stimulate sales and the management of the Company made the decision to cease marketing virtual reality hardware products. The Company has liquidated most of its remaining CyberMaxx and VIR one inventory and recorded a second quarter charge of $443,033 related to the liquidation of this inventory.

In January 1996, the Company transferred its product engineering service to its contract manufacturer and deferred development activities on the next generation of the CyberMaxx headset.

The Company expects that a significant portion of its future revenues, if any, will be dependent upon the successful development, introduction and distribution of Autoduel Online and other games and applications that may utilize the Company's Engine.

Results of Operations

Comparison of the three month period ending September 30, 1996 with the three month period ending September 30, 1995

Net sales. Net sales decreased to $23,632 for the three months ending September 30, 1996 from $249,596 for the three months ending September 30, 1995. The Company derived all of its revenues in 1996 from the liquidation of CyberMaxx and VIR one inventory. For the three month period ending September 30, 1995, the Company derived all of its revenues from the sale of the CyberMaxx model 2.0 and from the sale of its first product, the CyberMaxx 120.

Gross profit. The Company had a gross profit of $18,613 for the three months ending September 30, 1996 compared to a gross profit of $47,003 for the three months ending September 30, 1995. Cost of sales in 1995 consists primarily of product costs and the amortization of tool and die costs associated with the production of the CyberMaxx 120. The remainder of the tool and die costs were completely written off during the fourth quarter of 1995.

Selling, general and administrative. Selling, general and administrative expenses totaled $478,099 for the three months ending September 30, 1996 compared to $972,168 for the three months ending September 30, 1995. Included in the 1996 balance are sales and promotional expenses of $29,489, non sales compensation expense of $117,304, net occupancy expenses of $17,692 and legal expenses of $23,576. Additionally, the Company incurred a non-cash compensation expense of $167,934 during the third quarter of 1996 related to the issuance of 185,307 shares of restricted Common Stock to certain employees, directors and consultants to the Company. Included in the 1995 balance are sales and promotional expenses of $104,298, occupancy expenses of $52,191 and legal expenses of $263,454.

Research and development. Research and development expenses totaled $176,109 for the three months ending September 30, 1996 compared to $253,920 for the three months ending September 30, 1995. Included in the 1996 balance are expenses totaling $130,129 related to the development of its virtual reality engine and the application software for Autoduel Online. The remaining expense for both 1996 and 1995 consists primarily of the costs of the Company's design, quality assurance, engineering support activities and the cost of providing support to the entities developing software for the CyberMaxx.

Interest expense. The Company incurred interest expense of $1,278,061 for the three months ending September 30, 1995. Included in the 1995 expense are charges of $1,246,058 related to various bridge financings, including the amortization of deferred financing costs and original issue discount and the accrual of interest. The bridge financings were repaid from the net proceeds of the Company's initial public offering which was completed in August 1995. Miscellaneous interest charges totaled $32,003.

Other expense. The Company recorded an expense of $138,747 for the three month period ended September 30, 1995 to settle legal claims that had been asserted against it.

Comparison of the nine month period ending September 30, 1996 with the nine month period ending September 30, 1995

Net sales. Net sales increased $270,817 to $746,963 for the nine months ending September 30, 1996 from $476,146 for the nine months ending September 30, 1995. The 1996 results include liquidation sales totaling $393,382. The company derived revenues of $594,806, including liquidation sales of $290,125, for the nine months ending September 30, 1996 from the sale of the CyberMaxx model 2.0 and revenues of $152,157, including liquidation sales of $103,257, from the sale of the VIR one. The Company sold $295,508 of the CyberMaxx model 2.0 during the nine months ending September 30, 1996 and derived the remainder of its revenues from the sale of its first product, the CyberMaxx 120.

Gross profit (deficiency). The Company had a negative gross profit of $428,453 for the nine months ending September 30, 1996 compared to a positive gross profit of $36,066 for the nine months ending September 30, 1995. The 1996 results include a net charge of $568,743 to account for the Company's decision to cease marketing virtual reality hardware products. Included in this charge are writedowns of $443,033 associated with the sale of liquidated product and a charge of $344,926 to cover cancellation costs and the cost of excess component parts held by the Company's contract manufacturer. These charges were partially offset by the reversal of $219,216 in charges recorded in prior periods to reserve for the return of obsolete inventory. The 1995 cost of sales included a charge of $64,638 to provide for the accelerated amortization of certain tool and die costs associated with the CyberMaxx 120. The remainder of the tool and die costs were completely written off during the fourth quarter of 1995.

Selling, general and administrative. Selling, general and administrative expenses totaled $1,505,656 for the nine months ending September 30, 1996 compared to $2,817,932 for the nine months ending September 30, 1995. Included in the 1996 balance are sales and promotional expenses of $309,229, non sales compensation expense of $460,364, occupancy expenses of $60,188 and legal expenses of $81,898. Additionally, the Company incurred non-cash compensation expense of $167,934 during the third quarter of 1996 related to the issuance of 185,307 shares of restricted Common Stock to certain employees, directors and consultants to the Company. Included in the 1995 balance, are sales and promotional expenses of $475,998, occupancy expenses of $153,955, legal expenses of $342,159, goodwill amortization of $209,157 and a charge of $443,368 related to the issuance of 139,424 shares of restricted stock to the President and Chief Executive Officer of the Company.

Research and development. Research and development expenses totaled $738,737 for the nine months ending September 30, 1996 compared to $619,696 for the nine months ending September 30, 1995. Included in the 1996 balance are expenses totaling $427,779 related to the development of its virtual reality engine and the application software for Autoduel Online. The remaining expense for both 1996 and 1995 consists primarily of the costs of the Company's design, quality assurance, engineering support activities and the cost of providing support to the entities developing software for the CyberMaxx.

Impairment of Goodwill. Effective March 31, 1995 the Company wrote off the remaining unamortized balance of goodwill related to the acquisition from Bankers by recording a charge to operations of $1,649,765. The charge was recorded as a result of the Company's evaluation of its existing products, customer base and core technologies, all of which have undergone significant change since the date of acquisition, the Company's inability to achieve sales backlogs and the continuing and expected future losses. After consideration of these factors and the expectation that the Company would continue to operate at a loss in, the Company concluded that the recorded goodwill was impaired.

Interest expense. The Company incurred interest expense of $2,630 for the nine months ending September 30, 1996 compared to $2,360,454 for the nine months ending September 30, 1995. Included in the 1995 expense are charges of $2,179,689 related to various bridge financings, including the amortization of deferred financing costs and original issue discount and the accrual of interest. The bridge financings were repaid from the net proceeds of the Company's initial public offering which was completed in August 1995. Miscellaneous interest charges totaled $180,765.

Other expense. During the nine month period ending September 30, 1995, the Company recorded a $100,000 charge related to a settlement agreement with its former President and Chief Executive Officer and incurred $203,747 of expenses to settle legal claims that had been asserted against it.

Liquidity and Capital Resources

At September 30, 1996, the Company had cash overdrafts of $2,247. During the nine months ended September 30, 1996, operating activities used $2,935,772 of net cash and equivalents and investing activities provided $3,270,065 of net cash and equivalents.

The Company incurred non-cash compensation expense of $167,934 during the third quarter of 1996 related to the issuance of 185,307 shares of restricted Common Stock to certain employees, directors and consultants to the Company.

The Company's independent accountants have included an explanatory paragraph in their report for the year ended December 31, 1995 making reference to the Company's note to financial statements (Note 1), which discusses the fact that the Company's financial statements for the year ended December 31, 1995 have been prepared assuming that the Company will continue as a going concern and that the substantial losses from operations suffered by the Company and its significant reliance on obtaining continued financing to satisfy its liquidity requirements raise substantial doubt about the Company's ability to continue as a going concern. Management of the Company is currently pursuing various forms of financing but there can be no assurances that the Company has the ability to raise the necessary financing to enable it to conduct its on-going business activities. If the Company is unsuccessful in its efforts to secure additional financing, it will have to cease operations.

PART II.   Other Information

Item 6.     Exhibits and Reports on Form 8-K

                 (a)  Exhibits

                      None

                 (b)  Reports on Form 8-K

                      The Company did not file any reports on Form 8-K during the quarter ended September 30, 1996.

                                   Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Deerfield and State of Illinois on the 18th day of November, 1996.

                                     VictorMaxx Technologies, Inc.



                                     By: /s/ Richard H. Currie
                                        -------------------------------------
                                        Richard H. Currie
                                        President and Chief Executive Officer



                                     By: /s/ Glenn Petersen
                                        -------------------------------------
                                        Glenn Petersen
                                        Vice President and Chief Financial
                                        Officer (Principal Financial and
                                        Accounting Officer)