Form 10KSB
period 1996-10-31
VICTORMAXX TECHNOLOGIES INC
filed 1998-01-09
CIK 931198

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

(Mark One)

|x| Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]

For the fiscal year ended December 31, 1996

|_| Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

For the transition period from _____________ to ____________.

Commission file number: 0-26328

                          VICTORMAXX TECHNOLOGIES, INC.
                 (Name of small business issuer in its charter)

Illinois                                                        36-3971950
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)

1202N 75th Street, Suite 243, Downers Grove, Illinois               60516
(Address of principal executive offices)                         (Zip Code)

                                 (630) 654-4398
                (Issuer's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:
                                      None
           Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock, $.001 par value

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes |_| No

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

The Issuer's revenues for the fiscal year ended December 31, 1996 were $750,382.

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on November 28, 1997 as reported on the OTC Bulletin Board, was approximately $639,734 (based upon $0.12 per share closing price on that date, as reported by the OTC Bulletin Board).

As of November 28, 1997, there were 5,726,442 shares of the registrant's Common Stock outstanding.

                          VICTORMAXX TECHNOLOGIES, INC.

                      INDEX TO ANNUAL REPORT ON FORM 10-KSB
                FILED WITH THE SECURITIES AND EXCHANGE COMMISSION
                          YEAR ENDED DECEMBER 31, 1996

                                                                            Page
PART I
         Item 1.  Business                                                    3

         Item 2.  Properties                                                  9

         Item 3.  Legal Proceedings                                           9

         Item 4.  Submission of Matters to a Vote of Security Holders        11

PART II

         Item 5.  Market for Registrant's Common Equity and Related
                    Shareholder Matters                                      12

         Item 6.  Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                      13

         Item 7.  Financial Statements                                       20

         Item 8.  Changes in and Disagreements with Accountants on
                    Accounting and Financial Disclosure                      20

PART III

         Item  9. Directors and Executive Officers of the Registrant         21

         Item 10. Executive Compensation                                     22

         Item 11. Security Ownership of Certain Beneficial Owners and
                    Management                                               24

         Item 12. Certain Relationships and Related Transactions             25

         Item 13. Exhibits and Reports on Form 8-K                           27

                  Signatures                                                 28

                                     PART I

Item 1. Business

General

      VictorMaxx Technologies, Inc. (the "Company") designed, developed and sold virtual reality products for home use. The Company believes it was the first to sell virtual reality head-mounted displays ("HMDs" or "headsets") intended for home use with a suggested retail price of less than $ 1,000. The Company's first product, the CyberMaxx 120 model, was introduced in November 1994. The Company achieved only limited revenues from this product, which has now been discontinued. The Company began shipping the more advanced CyberMaxx model 2.0 in August 1995. In December 1995, the Company began distribution of the VIR one, a cordless, baseless game controller with a suggested retail price of $99.

      In September 1995, the Company began development of a virtual reality software system (the "Engine"), which allows for the programming of virtual reality applications that can be accessed in a multi-user environment. The Company also began development of a software game called Autoduel Online (originally known as Car Wars), an application which was programmed to run using the Engine. The game is based on characters and other materials licensed from Steve Jackson Games Incorporated ("SJ Games").

      In early 1996, the management of the Company concluded that its headset was not likely to gain widespread consumer acceptance in the immediate future at a suggested retail price of $889. In February 1996, the Company suspended production of the CyberMaxx model 2.0 and in March 1996 lowered the price of the CyberMaxx model 2.0 for the purpose of stimulating sales at a suggested retail price of $499. During the second quarter of 1996, it became apparent that the reduced price of the CyberMaxx model 2.0 was not going to stimulate sales and the management of the Company made the decision to cease marketing virtual reality hardware products. The Company liquidated its remaining CyberMaxx and VIR one inventory. On October 31, 1996, the Company vacated it office facilities and suspended its operations. Since that date, the management of the Company has been conducting the business of the Company from a variety of personal residences. See Item 6-"Management's Discussion and Analysis of Financial Condition and Results of Operations."

      On August 10, 1995, the Company completed an initial public offering (the "Public Offering") of 2,700,000 shares of Common Stock, at a price of $6.00 per share, and 2,700,000 Redeemable Warrants, at a price of $.25 per warrant. The net proceeds from the Public Offering amounted to $14,839,708, net of underwriter discounts and issuer expenses. The Company used $4,388,270 for the payment of principal ($4,133,900) and accrued interest ($254,370) on the outstanding bridge loan notes and other short-term debt previously incurred by the Company, and $965,619 was paid to Bankers Capital, a division of Bankers Leasing Corporation ("Bankers") for indebtedness and interest associated with the acquisition of VictorMaxx, Inc. ("VI") assets. In connection with the Public Offering, the Company sold to the managing underwriter, for nominal consideration, warrants to purchase up to 270,000 shares of Common Stock and 270,000 Redeemable Warrants. The underwriters warrants are initially exercisable at a price of $7.80 per share of Common Stock, and $.325 per Redeemable Warrant for a period of four years commencing one year from the effective date of the registration statement and are restricted from sale, transfer and assignment for a specified period. On September 25, 1995, the underwriter exercised its over-allotment option to purchase 379,700 Redeemable Warrants of the Company at a price of $.25 per warrant. The net proceeds from the exercise of the over-allotment option amounted to $81,619.

      On September 24, 1997, the Company entered into an agreement to acquire all of the outstanding capital stock of Sonoma Holding Corp. ("Sonoma"). The transaction, which is expected to close in December 1997, is contingent upon the fulfillment of certain conditions by both of the parties. The Company will account for the acquisition as a purchase.

      The Company will issue 12,108,558 shares of its common stock and 100,000 shares of its preferred stock to the shareholders of Sonoma. The former President, Chief Executive Officer and a Director of the Company is a beneficiary of a profit sharing plan and trust that is a shareholder of Sonoma. The preferred shares are convertible into 30,000,000 shares of the common stock of the Company. Additionally, the Company will issue 1,550,000 shares of its common stock to certain creditors of the Company in full satisfaction of their claims against the Company. The creditor group includes the former President, Chief Executive Officer and a Director of the Company and all of the current officers and directors of the Company. Additionally, the Company will issue 615,000 shares of its common stock to a group of individuals as a settlement of various employment claims and as compensation for assisting in the structuring of the transaction. Included in this group are all of the current officers and directors of the Company.

      Unaudited consolidated financial statements for Sonoma, a diversified industrial holding company, for the six month period ending June 30, 1997 show sales of $2,224,040 and pretax earnings of $149,919.

Background

      Virtual reality is a computer generated audio/visual environment, or virtual world, into which the user may enter, freely travel and navigate through scenes or information and interact on a contemporaneous (real time) basis with objects or events encountered within that world. This virtual reality or virtual world is often referred to as cyberspace. Virtual reality is characterized by a sense of immersion, which is the experience of being in a separate world with the freedom to move about and manipulate that virtual world. The immersion effect is heightened through the use of stereoscopic (three dimensional) images or scenes and stereophonic sound. The CyberMaxx attempts to provide the user with a sense of immersion in the virtual world through use of a headset designed so that the projected three dimensional image of the virtual world occupies 70 degrees diagonal of the user's field of view. The virtual world responds realistically to the user's head movements which are monitored by sensors within the headset. For example, as the user's head turns to the left or right, headtracking sensors monitor this movement and the headset reveals a three dimensional virtual world to the user's left or right according to the user's head movements. Virtual reality gloves, body suits and other input devices may also add a variety of sensory input and facilitate the user's manipulation or interaction with the virtual world. Thus, through virtual reality oriented products, the user may experience the illusion of being immersed in the simulated environment generated by the computer and displayed in the headset. Among popular applications of virtual reality are individual recreation games and arcade systems in which one player competes against either the computer or another player in an interactive game or contest carried on within the virtual world in which the players are immersed.

Products and Services

      CyberMaxx. The Company believes that CyberMaxx was the first commercially available virtual reality HMD product intended for home use with a suggested retail price of under $1,000. CyberMaxx presents video images in an immersive, stereophonic and stereoscopic environment and allows the user to experience the sensation of immersion in the virtual world. It is fully compatible with IBM type PCs using the video graphics adapter (VGA) standard and with other game systems and video platforms using the National Television Standards Committee
(NTSC) standard. CyberMaxx can be used with Sega(R), Nintendo(R), Amiga(R) and Jaguar(R) game systems, but not with the benefit of headtracking. When CyberMaxx is used with compatible software, users may have the sensation of being immersed in (or having become part of) a three dimensional ("3D") environment, complete with stereo sound and real-time pitch, roll and yaw head tracking. CyberMaxx provides a wide field of vision (70 degrees diagonal), using two full-color active-matrix 180,000 pixel LCD's. CyberMaxx headsets can easily be connected directly into the receptacles found on most PCs, VCRs, or video game devices. In February 1996, the Company suspended production of the CyberMaxx model 2.0 and deferred development of the next generation of the CyberMaxx headset. The Company has liquidated its remaining CyberMaxx inventory.

      VIR one. The VIR one, which was introduced at the 1995 Winter Consumer Electronics Show ("CES") by VIR Systems PTY Limited ("VIR Systems") is a cordless, baseless game controller that interfaces with IBM PC compatible computers through the standard PC game port. The VIR one, which uses non-directional infrared technology to transmit a signal from the controller to the receiver in a wide angle pattern, works with any PC platform operating system, including Windows 95, Windows 3.1, DOS and OS/2. The Company has liquidated its remaining VIR one inventory.

      Entertainment software. The Company was also engaged in the design and development of interactive multimedia computer software for the entertainment segment of the computer software market. The Company's first game, Autoduel Online, was to be released as an Internet-based, multi-player game and would have utilized the Company's Engine. Development of both the game and the Engine were suspended during the fourth quarter of 1996.

Software

      A varied and growing software supply for CyberMaxx was essential for the development of the consumer market. As of December 31, 1996, there were 30 software titles providing some element of the virtual reality experience using CyberMaxx. The existing titles include "Descent(C)" from Interplay, "Fortress of Dr. Radiaki(C)" from Merit Software, "Tank Commander(C)" from Domark, and "Wings of Glory(C)" from Origin. In addition, "Doom(C)" from ID Software is available with headtracking but not stereoscopy. The Company provided development materials, information updates and headsets to assist software developers to add virtual reality features compatible with CyberMaxx to their programs. More than 100 software developers registered with the Company to receive this assistance. The Company also maintained a bulletin board system and a site on the World Wide Web, both of which are no longer in operation.

Marketing, Sales and Customer Support

      The Company marketed and sold its hardware products both domestically and internationally. Marketing and sales efforts were directed toward establishing dealer and distributor networks and selling directly to larger potential domestic retail accounts.

      The Company had entered into agreements with twelve domestic sales representative organizations for the purpose of establishing a network to facilitate the distribution of its products. The sales representative agreements, which were geographically exclusive, generally provided for a commission of 3-5% on sales within a representative's territory. In addition, the Company established relationships with several domestic distributors, including Ingram Micro and D&H Distributing. The Company also established a network of over 40 foreign distributors. Generally, these relationships were non-exclusive. The Company utilized a five person in-house sales staff to market its headsets directly to dealers and retailers and to respond to customer inquiries.

      The Company also exhibited and demonstrated its products at various consumer electronics and computer dealers and re-sellers trade shows, including CES, Comdex and the Electronic Entertainment Expo.

      The Company provided technical support to its customers by maintaining a toll-free technical support line and by providing instructions on the operation and repair of the CyberMaxx. In addition, the Company provided a limited 90-day warranty covering the CyberMaxx headset against defects in workmanship and/or materials under normal use and service. If a defect covered by the warranty occured during the warranty period, the Company repaired or replaced the product, at its option, without charge. The Company also bundled game software and related manuals, purchased from independent software developers, with its headsets.

Backlog

      The Company typically shipped product within one week after receipt of an order. Accordingly, backlog as of any particular date was not representative of actual sales for any succeeding period.

Manufacturing and Sources of Supply

      The Company did not have its own manufacturing facilities. CyberMaxx headsets were manufactured by Pemstar, Inc. ("Pemstar"), an independent contract manufacturer, at its facility in Rochester, Minnesota. About 10% of component parts for CyberMaxx units were sourced by the Company. The balance of such components were acquired and included in the assembly by Pemstar and its subcontractors in accordance with Company specifications. A number of components or sub-assemblies purchased by the Company or Pemstar for use in CyberMaxx units were obtained from single source suppliers. The Company has no long term commitments with its manufacturer or with the suppliers of component parts or sub-assemblies, other than its technology licenses and supply agreements with respect to video processor chips and headtracking sensors. VIR's products are manufactured in China.

Competition

      Hardware. At least two other companies, Forte Technologies, Inc. ("Forte") and Virtual i-O, offered virtual reality headsets for the home entertainment market in competition with the CyberMaxx at suggested retail prices of less than $1,000. The VIR one competed in a market segment that is characterized by diverse product offerings and harsh price competition.

      There can be no assurance that the products and services that may be developed or acquired by the Company will be able to compete successfully with the products and services of other companies in the future, or that competition will not have a material adverse effect on the Company's operating results and financial condition.

Intellectual Property

      The Company and its suppliers relied on a combination of proprietary rights, trade secrets and patent laws as well as third party non-disclosure agreements to protect their intellectual property rights. The Company also licensed patents and other technology from third parties. The agreements for these and other patents and technologies provided the Company with access to the patents and technology on a nonexclusive basis. The licensed patents and technology were material to the manufacture and sale of the CyberMaxx 2.0.

      The Company had entered into agreements with 3-D ImageTek Corporation ("3-DI") and Koriel Engineering, Inc. ("KE") for stereoscopic video processor chips which underlie the stereoscopic image display capacity of the Company's CyberMaxx products. KE owns one portion of the stereoscopic technology. 3-DI owns the other portion of the stereoscopic technology and is exclusively distributing the chip incorporating both portions. The agreement between the Company and 3-DI is a supply agreement and the agreement among the Company, 3-DI and KE is a stand-by supply agreement (in the event of 3-DI's or KE's non performance). In addition, the stand-by supply agreement permitted the Company to purchase chips from a third party manufacturer designated by KE in the event of a failure by 3-DI and KE to satisfy their respective obligations to supply the chip. During the fourth quarter of 1996, the Company recorded an adjustment of $98,000 to accrue the remaining liability under this contract.

      The Company had entered into a supply, patent and technical license agreement with Precision Navigation, Incorporated ("PNI"), covering the supply of certain sensors, technical information and patent rights relating to a digital magnetometer tracking system. These sensors and the licensed patents and technology permit the inclusion of headtracking capability in the CyberMaxx products.

      On July 28, 1995, Forte commenced suit against the Company in the United States District for the Western District of New York for alleged infringement of a Forte patent relating to a headtracking device for use in a headset (the "Forte Patent.") The suit sought an accounting and an award of an unspecified amount of damages for infringement, a preliminary and permanent injunction to prohibit the Company's sale of the CyberMaxx headset and other relief. On March 19, 1996, the Company and Forte executed an agreement to settle the litigation brought by Forte. Under the terms of the settlement agreement, the Company has entered into a license agreement for use of the technology covered by the Forte Patent which required the

Company to make certain scheduled payments based on the total number of licensed HMDs sold by the Company to date and in the future.

      On October 14, 1995, the Company entered into a licensing agreement with SJ Games, a publisher of board and role-playing games. The agreement grants the Company the right to utilize certain characters and other materials associated with Car Wars, a board game created by SJ Games in 1981, in LBEs, in an on-line game to be accessed via the Internet and a CD-ROM home game. The Company relinquished its rights under this licensing agreement in May 1997.

Health Related Concerns

      Certain users of virtual reality headsets may risk a variety of perceptual problems ranging from disorientation to seizure. The use of a headset may cause certain users to have disoriented spatial assumptions that may feel real to the user. After the use of an HMD, a person could experience a sense of dislocation, nausea or exaggerated reflex responses. Certain persons who are predisposed to seizures from epilepsy or related conditions may therefore be susceptible to special risks using a virtual reality headset. Eye strain and exposure to electromagnetic radiation may be other areas of concern. A warning as to potential health dangers is included in the CyberMaxx packaging. Such notice also cautions game players to limit their playing to not more than 15 minutes at a time and not to operate machines or vehicles immediately after a virtual reality experience. If the public's attention were focused on any of the health hazards, real or imagined, created or aggravated by the use of virtual reality products, sales of the Company's products could be materially adversely affected. If users of the CyberMaxx experience any health problem as a result of the hazards referred to above, or otherwise, notwithstanding the warning as to potential health dangers, the Company could be subject to claims for product liability. The Company carried product liability insurance in the amounts of $1,000,000 per occurrence and $2,000,000 overall. No assurances can be given that all claims will be covered by such insurance or that the amount of an individual claim or all claims in the aggregate will not exceed coverage limits. The Company canceled its product liability insurance policy as of October 31, 1996.

Government Regulation

      The Company's hardware products must comply with certain requirements of the Federal Communications Commission ("FCC") regulating electromagnetic radiation in order to be sold domestically. The Company's CyberMaxx and VIR one both received a "Grant of Equipment Authorization" from the FCC as an indication that the Company had successfully complied with the FCC requirements.

Employees

      The Company had three part time, unpaid employees at October 1, 1997, all of whom are officers and directors of the Company. The Company believes its relationships with its employees are satisfactory.

Item 2. Properties

      The Company's executive offices were located at 510 Lake Cook Road, Deerfield, Illinois 60015. These offices, comprising 5,672 sq. ft., were rented pursuant to a sublease for a period expiring May 31, 1998. On October 31, 1996, the Company vacated its office facilities and was released from future obligations under its sublease agreement. Since that date, the management of the Company has been conducting the business of the Company from a variety of personal residences.

Item 3. Legal Proceedings

      Except as set forth below, the Company is not a party to any material legal proceedings.

      In July 1995, the Company, a shareholder of the Company, the Placement Agent, two officers of the Placement Agent and the former president, CEO and director of the Company executed an agreement with respect to the settlement of litigation brought by the former president, CEO and director against the Company, the Placement Agent and two officers of the Placement Agent claiming wrongful breach by the Company of an alleged employment agreement with the former president, CEO and director and the Company's wrongful rejection of its former president's attempt to put 122,900 shares of Common Stock to the Company thereunder and intentional interference with such alleged agreement by the Placement Agent and its officers. Under the terms of the settlement, the former president, CEO and director had agreed to act as a consultant to the Company for a period of 27 months to commence upon the closing of the Company's IPO and the Company had agreed to pay him an aggregate $560,000 thereunder of which $300,000 was paid out of the net proceeds of the Company's IPO and the balance to be paid in 26 monthly installments commencing September 15, 1995. The former president, CEO and director had also agreed that during the consulting period that he would not compete with the Company and would refrain from acquiring beneficial ownership of more than 10% of its outstanding shares or becoming involved in any proxy contest with respect to, or tender offer for, the Company. The settlement arrangement also provided for the exchange of general releases between the Company, the former president, CEO and director and other parties thereto. The Company expensed the entire cost of this settlement in 1995.

      The Company has not made any payments to the former president, CEO and director subsequent to July 1996. As of December 31, 1996, the financial statements of the Company reflect the $150,000 liability that is still outstanding pursuant to the settlement agreement. The former president, CEO and director and his attorney have asserted that the Company has breached the settlement agreement and that, pursuant to the settlement agreement, the provisions that specifically apply to the Company and its officers and directors "...shall be null and void ab initio and each of the parties shall have such rights, remedies and claims as they would otherwise have if this Agreement never existed."

      In a lawsuit filed by the former president, CEO and director in June 1995, he asserted that the value of his alleged employment agreement was in excess of $3.0 million. A key provision of the alleged employment agreement, dealing with the issue of compensation, stated that "...although a portion may be in non-cash compensation, the Executive's total compensation, namely base salary plus bonus and incentives, if any, plus stock options compensation, if any, shall be not less than 120% of the next highest paid executive's, or any other company employee's total compensation. As of December 31, 1996, the highest paid employee of the Company has received cash compensation of $294,115. Additional accrued compensation of $34,650 has been recorded on the books of the Company as of December 31, 1996. As of December 31, 1996, the former president, CEO and director of the Company has received cash compensation of $410,000 pursuant to the settlement agreement.

      Additionally, as of December 31, 1996, the highest paid employee of the Company has received 139,424 shares of the Common Stock of the Company and options to purchase an additional 334,617 shares at a strike price that has subsequently been reset at $2.00 per share. While these shares and options were issued on the date of the initial public offering of the Company, they did not vest until April 20, 1997. The Company recorded compensation expense of $443,368 during the third quarter of 1995 related to the issuance of these shares and options. The value of these shares and options on the vesting date was $17,428.

      The former president, CEO and director of the Company and his attorney have represented to the Company that they have each executed settlement agreements whereby their claims arising from the alleged breach of the July 1995 settlement agreement will be settled for 1,000,000 shares of the Common Stock of the Company. They have additionally represented that the settlement agreements will be effective with the acquisition of Sonoma. The former president, CEO and director is an affiliate of Sonoma.

      On January 4, 1996, the attorney for the former president, CEO and director of the Company served the Company with a Notice of Attorney's Lien related to payments made pursuant to the July 1995 settlement agreement. On October 15, 1996, the Company was served with a court order directly it to deposit future payments pursuant to the July 1995 settlement agreement into two Client Funds Accounts, one controlled by the attorney for the former president, CEO and director of the Company and the second controlled by the attorney for a creditor of the former president, CEO and director of the Company. The attorney for the creditor of the former president, CEO and director of the Company had previously served the Company with a Non-Wage Garnishment related to the former president, CEO and director of the Company.

      On March 10, 1997, an attorney for a customer of the Company alleged that the Company was in default of a September 1996 purchase order and that his client had sustained direct damages of approximately $20,000. The attorney further asserted that his client may have suffered consequential damages in excess of $200,000. The management of the Company has evaluated this claim and is of the opinion that sufficient reserves have been recorded on the books of the Company to cover any contingencies related to this claim.

      The CyberMaxx and VictorMaxx trademarks are used by the Company in its business. Applications for registrations of these trademarks in the United States had been filed by VI and, after acquisition by Bankers, assigned to the Company. Notices of opposition seeking to prevent registration by the Company of the CyberMaxx and VictorMaxx trademarks had been filed by NBC Fourth Realty Corp. alleging rights in and to the "T.J. Maxx" trade name and registered service marks. The Company has entered into a settlement agreement with NBC Fourth Realty Corp. whereby the Company has agreed to abandon its trademark applications and cease all use of the trade names VictorMaxx and CyberMaxx by September 1, 1997.

Item 4.  Submission of Matters to a Vote of Security Holders

      None

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Shareholder Matters

      The Company's common stock commenced trading on The NASDAQ Small-Cap Market ("NASDAQ") on August 10, 1995 under the symbol "VMAX." Prior to August 10, 1995, the common stock was not publicly traded. On October 23, 1996, the Company received notification from the NASDAQ Listing Qualifications Panel that because the Company does not currently meet the maintenance criteria for continued listing of its Securities on NASDAQ, that is Securities would be delisted from NASDAQ effective at the close of business on October 24, 1996. Subsequent to that date, the Securities of the Company have been quoted on the OTC Bulletin Board. The following table sets forth the high and low closing sales price for each quarterly period since August 10, 1995 for the common stock, as reported by NASDAQ and on the OTC Bulletin Board.

                                                        High        Low
                                                        ----        ---
Fiscal year ending December 31, 1995
   Third Quarter (beginning
      August 10, 1995)                                 6 3/4       3 7/8
   Fourth Quarter                                      4 1/4       1 1/2
Fiscal year ending December 31, 1996
   First Quarter                                       2 1/2       1 3/4
   Second Quarter                                      2 5/16      7/8
   Third Quarter                                       31/32       3/8
   Fourth Quarter                                       3/8        .01
Fiscal year ending December 31, 1997
   First Quarter                                        .32        .01
   Second Quarter                                       3/8        .20
   Third Quarter                                        .35        .12
   Fourth Quarter (through November 28, 1997)           3/8        .12

      44As of November 27, 1997 there were approximately 150 shareholders of record of the Company's common stock.

      To date, the Company has not paid any dividends on its common stock. The payment of dividends, if any, in the future is within the discretion of the board of directors and will depend upon the Company's ability to generate earnings, its capital requirements, and financial condition and other relevant factors. The Company does not intend to declare any dividends in the foreseeable future but instead intends to retain all earnings, if any, for use in the Company's business.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

      The Company designed, developed, marketed and sold virtual reality products for home use, principally headsets sold under the trademark CyberMaxx. The Company marketed the CyberMaxx through two intensely competitive channels, both personal computer vendors and consumer electronics vendors, that are characterized by harsh price competition, rapidly changing product mix and short product life cycles. The Company's first product, the CyberMaxx 120 model, was introduced in November 1994. The Company achieved only limited sales from this product, which has now been discontinued. In 1995 the Company shifted its primary focus to the development of the more advanced CyberMaxx model 2.0. This model contains an improved optics system and has 50% more pixels (picture elements) than the Company's previous model. The Company began shipping the CyberMaxx model 2.0 in August 1995.

      The Company believes that it was the first to sell virtual reality headsets intended for home use with a suggested retail price of less than $1,000. In early 1996, the management of the Company concluded that its headset was not likely to gain widespread consumer acceptance at its suggested retail price of $889. In February 1996, the Company suspended production of the CyberMaxx model 2.0 and deferred development activities on the next generation of the CyberMaxx headset. In March 1996, the Company lowered the price on the CyberMaxx model 2.0 for the purpose of stimulating sales at a suggested retail price of $499. In connection with this price reduction, the Company wrote down its remaining CyberMaxx model 2.0 inventory, including component parts, and tools and dies associated with the production of the CyberMaxx to their estimated net realizable value. In December 1995, a catalog retailer that previously had given the Company purchase orders for substantially all of the Company's remaining inventory of the CyberMaxx 120 model, canceled its purchase orders. As a result of these cancellations and due to the lack of sales demand for this product, the Company wrote off the remaining value associated with the CyberMaxx 120 model. These write downs were recorded during the fourth quarter of 1996.

      The Company expects that a significant portion of its future revenues, if any, will be dependent upon the ability of its management to acquire another operating entity to merge into the Company.

      The Company was incorporated as an Illinois corporation on March 22, 1994. On May 3, 1994, the Company acquired certain assets from Bankers for total consideration of $1,379,485, consisting of the Company's note of $1,306,139, payable in installments, plus warrants valued at $73,346 to purchase 35,146 shares of Common Stock at approximately $.049 per share. Bankers had acquired from VI the VI Assets (constituting all of VI's then remaining assets, but representing only approximately 35% of VI's total assets as of March 24, 1994 prior to seizure of inventory by other creditors and write-downs) in satisfaction of its collateralized claims against VI. The Company did not acquire assets directly from VI and did not assume VI's obligations, except for certain obligations under a license agreement. However, certain VI creditors and stockholders asserted claims against the Company which have been settled through the issuance, in the aggregate, of 797,104 shares of Common Stock and $175,000 in cash payments to such claimants. The Company ultimately assigned a value of $1,877,534 to the settlements of these preacquisition contingencies. The purchase price associated with the acquisition exceeded the fair value of the net assets by $2,509,888 and was recorded as goodwill. Effective March 31, 1995, the Company recorded a charge to operations to recognize the complete impairment of the then unamortized balance of goodwill related to this acquisition. See Note 2 to financial statements. There are certain stockholders and creditors of VI with whom the Company has not settled. There can be no assurance that these parties will not in the future assert claims or that the Company will not be required to expend time and money in defending, settling and/or paying such claims. However, management believes, after consultation with outside legal counsel, that these and similar claims are wholly without merit, and accordingly, the resolution of any additional claims is not expected to have a material adverse effect on the Company.

Results of Operations

Year ended December 31, 1996 compared to year ended December 31, 1995

      Net sales. Net sales increased 8.8% to $750,382 in the year ended December 31, 1996 from $689,769 for the year ended December 31, 1995. The Company derived revenues of $597,985, including liquidation sales of $290,125, in 1996 from the sale of the CyberMaxx and revenues of $152,397, including liquidation sales of $103,257, from the sale of the VIR one. In 1995, the Company derived revenues of $670,729 for the sale of the CyberMaxx and revenues of $19,040 from the sale of the VIR one.

      Gross profit (deficiency). The Company had a negative gross profit of $394,102 for the year ended December 31, 1996 compared to a negative gross profit of $2,081,002 for the year ended December 31, 1995. The 1996 results include a net charge of $568,743 to account for the Company's decision to cease marketing virtual reality hardware products. Included in this charge are writedowns of $443,033 associated with the sale of liquidated product and a charge of $344,926 to cover cancellation costs and the cost of excess component parts held by the Company's contract manufacturer. These charges were partially offset by the reversal of $219,216 in charges recorded in prior periods to reserve for the return of obsolete inventory. The 1995 results include writedowns totaling $1,769,987, including $1,085,610 to write down the CyberMaxx and related component parts to their estimated net realizable value as well as $684,377 to write off all of the remaining costs associated with the CyberMaxx tools and dies.

      Selling, general and administrative. Selling, general and administrative expenses totaled $1,888,935 for the year ended December 31, 1996 compared to $4,021,738 for the year ended December 31, 1995. Included in the 1996 balance are sales and promotional expenses of $296,339, non sales compensation expense of $459,714, occupancy expenses of $63,451, legal expenses of $86,555 and a charge of $179,104 to write down the carrying value of property and equipment to its estimated net realizable value. Additionally, the Company incurred non-cash compensation expense of $167,934 related to the issuance of 185,307 shares of restricted Common Stock to certain employees, directors and consultants to the Company. Included in the 1995 balance, are sales and promotional expenses of $497,602, non sales compensation expense of $861,821, occupancy expenses of $220,032, legal and professional expenses of $669,714, goodwill amortization of $209,157 and a charge of $443,368 related to the issuance of 139,424 shares of restricted stock to the President and Chief Executive Officer of the Company.

      Research and development. Research and development expenses totaled $796,729 for the year ended December 31, 1996 compared to $1,043,932 for the year ended December 31, 1995. Included in the 1996 and 1995 balances are expenses totaling $323,599 and $133,376, respectively, related to the development of the Company's virtual reality engine and the application software for Autoduel Online. The remaining expense for both 1996 and 1995 consists primarily of the costs of the Company's design, quality assurance, engineering support activities and the cost of providing support to the entities developing software for the CyberMaxx. These costs consist principally of compensation, payments to outside consultants and related expenses, including the purchase of component parts utilized in the design phase.

      Impairment of Goodwill. Effective March 31, 1995 the Company wrote off the remaining unamortized balance of goodwill related to the acquisition from Bankers by recording a charge to operations of $1,649,764. The charge was recorded as a result of the Company's evaluation of its existing products, customer base and core technologies, all of which have undergone significant change since the date of acquisition, the Company's inability to achieve sales backlogs and the continuing and expected future losses. After consideration of these factors and the expectation that the Company would continue to operate at a loss in, the Company concluded that the recorded goodwill was impaired.

      Interest expense. The Company incurred interest expense of $2,630 for the year ended December 31, 1996 compared to $2,402,098 for the year ended December 31, 1995. Included in the 1995 expense are charges of $2,179,689 related to various bridge financings, including the amortization of deferred financing costs and original issue discount and the accrual of interest, interest expense of $139,664 related to the Bankers obligation and miscellaneous interest charges, primarily applicable to inventory financed by the Company's factory, of $82,745. All outstanding loans were repaid from the net proceeds of the Company's initial public offering which was completed in August 1995.

Year ended December 31, 1995 compared to period from March 22, 1994 (inception) to December 31, 1994

      Management of the Company believes that period-to-period comparisons may not necessarily be meaningful given the varying periods covered by the financial statements for the year ended December 31, 1995 and the period from March 22, 1994 (inception) to December 31, 1994..

      Net sales. Net sales decreased 4% to $689,769 in the year ended December 31, 1995 from $718,469 for the period from March 22, 1994 (inception) to December 31, 1994. The Company derived revenues of $670,729 (net of returns of $620,194) in 1995 from the sale of CyberMaxx headsets compared to revenues of $606,143 in 1994. Revenues from other products, primarily computer peripherals, declined from $112,326 in 1994 to $19,040 in 1995.

      Gross profit (deficiency). The Company had a negative gross profit of $2,081,002 for the year ended December 31, 1995 compared to a negative gross profit of $1,732,011 for the period from March 22, 1994 (inception) to December 31, 1994. The Company generated $103,542 in gross profit from product sales in 1995 compared to $99,897 in 1994.

      In connection with price reductions instituted in March 1996, the Company wrote down its remaining CyberMaxx model 2.0 inventory, including component parts, and the tools and dies associated with the production of the CyberMaxx, to their estimated net realizable values. These writedowns, which totaled $1,769,987, were charged to the 1995 results. Included in this expense is a charge of $684,377, $619,739 of which was taken in the fourth quarter, to write off all of the remaining costs associated with the CyberMaxx tools and dies. The writedown of the CyberMaxx model 2.0 inventory, including component parts, totaled $1,085,610, all of which was recorded in the fourth quarter. Included in the inventory writedowns are charges of $176,435 associated with the production of CyberMaxx model 2.0 headsets in 1996 pursuant to purchase orders initiated in 1995 and a charge of $200,000 to cover the cost of excess component parts held by the contract manufacturer. Additionally, the Company recorded a fourth quarter charge of $331,203 to write off the remaining value associated with the CyberMaxx 120 model. The Company's obligation to the contract manufacturer for the 1996 production and the excess component parts, $376,435, is included in accrued liabilities at December 31, 1995.

      During the period ended December 31, 1994, the Company recorded charges totaling $1,733,758 for writedowns of CyberMaxx 120 model inventory and the accelerated amortization of the tools and dies associated with the CyberMaxx 120 model optics.

      During 1995, the Company incurred product refurbishment costs, primarily related to the CyberMaxx 120 model, of $83,356. No such costs were incurred in 1994. During 1994, the Company agreed to accept merchandise previously sold to a retailer by VI and granted a credit of $98,150 to the retailer, the net effect of which was to reduce 1994 gross profit by the amount of the credit. No such transactions occurred in 1995.

      Selling, General and Administrative. Selling, general and administrative expenses totaled $4,021,738 for the year ended December 31, 1995 compared to $2,311,816 for the period from March 22, 1994 (inception) to December 31, 1994. The increase is primarily attributable to additions to the Company's staff and increased sales and marketing expenses related to the introduction of the CyberMaxx 2.0 model. Personnel related expenses totaled $861,821 in 1995 compared to $539,407 in 1994. Additionally, the Company recorded a compensation charge of $443,368 related to the issuance of 139,424 shares of restricted common stock to the President and Chief Executive Officer of the Company. Occupancy expenses totaled $220,032 in 1995 compared to $119,433 in 1994 while legal and other professional charges increased from $258,234 in 1994 to $669,714 in 1995. Sales and promotional expenses, not including personnel costs, totaled $497,602 in 1995 compared to $356,288 in 1994.

      Legal settlements. In July 1995, the Company and certain other parties executed an agreement with respect to the settlement of litigation brought by the former President and Chief Executive Officer of the Company. As part of the settlement, the former President and Chief Executive Officer agreed, amongst other terms, to act as a consultant to the Company for a period of 27 months and to not compete with the Company during that period. The Company expensed the entire cost of this settlement in 1995, including $417,400 during the fourth quarter.

      Research and development. Research and development expenses totaled $1,043,932 for the year ended December 31, 1995 compared to $1,213,053 for the period from March 22, 1994 (inception) to December 31, 1994. Since August 1995, the Company has incurred expenses totaling $133,376 related to the development of its virtual reality engine and the application software for Car Wars. The 1994 balance includes a charge of $382,264 to account for the writedown of technology under development acquired from Bankers. The remaining expense for both 1995 and 1994 consists primarily of the costs of the Company's product design, quality assurance, engineering support activities and the cost of providing support to the entities developing software for the CyberMaxx. These costs consist principally of compensation, payments to outside consultants and related expenses, including the purchase of component parts utilized in the design phase. While the Company intends to continue to commit significant resources to the development of its virtual reality engine and Car Wars, it anticipates that its research and development charges will decline, on a relative to sales basis, in 1996 as the Company has eliminated its engineering staff and outsourced, pending the receipt of additional funding, the development of the next generation of its headset.

      Impairment of Goodwill. Effective March 31, 1995 the Company wrote off the remaining unamortized balance of goodwill related to the acquisition from Bankers by recording a charge to operations of $1,649,764. The charge was recorded as a result of the Company's evaluation of its existing products, customer base and core technologies, all of which have undergone significant change since the date of acquisition, the Company's inability to achieve sales backlogs and the continuing and expected future losses. After consideration of these factors and the expectation that the Company would continue to operate at a loss in 1995, the Company concluded that the recorded goodwill was impaired..

      Interest expense. The Company incurred interest expense of $2,402,098 for the year ended December 31, 1995 compared to $481,112 for the period from March 22, 1994 (inception) to December 31, 1994. Interest expense applicable to the Bankers obligation, which was paid in full on August 15, 1995, decreased from $207,884 in 1994 to $139,664 in 1995. Interest charges applicable to the bridge notes increased to $2,179,689 in 1995 from $254,287 in 1994, due to the Company's need for increased capital prior to the Public Offering. The Company amortized $1,344,080 of original issue discount and $623,592 of deferred financing fees in 1995 compared to the amortization of $127,290 of original issue discount and $84,644 of deferred financing fees in 1994. Interest accruals applicable to the bridge notes increased from $42,353 in 1994 to $212,017 in 1995. Miscellaneous interest charges, primarily applicable to inventory financed by the Company's factory, increased from $18,941 in 1994 to $82,745 in 1995. All outstanding loans were paid in full in August 1995.

Liquidity and Capital Resources

      Prior to the Public Offering, the Company financed its operations primarily through the private sale of equity securities, which raised net proceeds of $663,732, borrowings from its stockholders, which raised net proceeds of $93,900, bridge loan financings, which raised net proceeds of $3,051,763 and the issuance of short term debt, which raised an aggregate of $300,000. The Company completed its Public Offering on August 10, 1995, which raised net proceeds of approximately $14,839,708. On September 29, 1995, the underwriter exercised a portion of its over-allotment option, which raised net proceeds of approximately $81,619.

      At December 31, 1996, the Company had no unrestricted cash and cash equivalents and a net book balance cash overdraft of $4,450 as compared to a net book balance cash overdraft of $345,214 at December 31, 1995. In addition, at December 31, 1995, the Company had $3,303,462 of securities classified as available for sale, $1,500,000 of which was restricted pursuant to a standby letter of credit issued as a guarantee to the Company's contract manufacturer. The securities available for sale consisted solely of obligations of government agencies. The Company held no such securities at December 31, 1996. During the year ended December 31, 1996, operating activities used $2,932,266 of net cash and equivalents, investing activities provided $3,264,356 of net cash and equivalents and financing activities used $340,764 of net cash and equivalents.

      The Company's independent accountants have included an explanatory paragraph in their reports making reference to the Company's note to financial statements (Note 1), which discusses the fact that the Company's financial statements for the years ended December 31, 1996 and 1995 have been prepared assuming that the Company will continue as a going concern and that the substantial losses from operations suffered by the Company and its significant reliance on obtaining continued financing to satisfy its liquidity requirements raise substantial doubt about the Company's ability to continue as a going concern.

Net Operating Loss Carryforwards

      As of December 31, 1996, the Company had net operating loss carryforwards for income tax purposes of approximately $17,760,000 to offset future taxable income, if any. Under Section 382 of the Internal Revenue Code of 1986, as amended, the utilization of net operating loss carryforwards is limited after an ownership change, as defined in such Section 382, to an annual amount equal to the value of the loss corporation's outstanding stock immediately before the date of the ownership change multiplied by the federal long-term tax-exempt rate in effect during the month the ownership change occurred. Due to the ownership change in connection with the Public Offering, the Company is subject to an annual limitation on the use of its net operating losses. Therefore, in the event the Company achieves profitability, such limitation would have the effect of increasing the Company's tax liability and reducing the net income and available cash resources of the Company in the future.

Inflation

      The Company does not believe that inflation has had a material effect on its results of operations. However, there can be no assurance that inflation will not affect the Company's business in the future.

Impact of the Adoption of Recently Issued Accounting Standards

      The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123") in October 1995. The Statement requires companies to estimate the fair value of common stock, stock options, and other equity instruments issued to employees using pricing models which take into account various factors such as current price of the common stock, volatility of the underlying common stock and expected life of the equity instrument. SFAS No. 123 permits companies to either provide pro forma note disclosure or adjust operating results for the amortization of the estimated value of the equity instrument, as compensation expense, over the related vesting period. The Company applies the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" for its stock-based compensation programs and does not intend to adopt the fair value accounting rules as permitted by SFAS

No. 123 Management does not believe the adoption of SFAS No. 123 will have a material impact on their Company's financial position or results of operations.

Item 7. Financial Statements

                                                                         Page
                                                                       Reference
                                                                       ---------
      Reports of Independent Accountants                                  F-1

      Balance Sheets at December 31, 1996 and 1995                        F-3

      Statements of Operations for the years ended
        December 31, 1996 and 1995                                        F-4

      Statements of Stockholders' Equity (Deficit) for the
        years ended December 31, 1996 and 1995                            F-5

      Statements of Cash Flows for the years ended
        December 31, 1996 and 1995                                        F-6

      Notes to Financial Statements                                       F-7

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      Effective December 16, 1996, Coopers & Lybrand L.L.P. resigned as auditors of the Company. In connection with the audits of the Company's financial statements for each of the two fiscal years ended December 31, 1995 and 1994, and in the subsequent period, there were no disagreements with Coopers & Lybrand L.L.P. on any matters of accounting principles or practices, financial statement disclosure, or auditing scope and procedures which, if not resolved to the satisfaction of Coopers & Lybrand L.L.P. would have caused Coopers & Lybrand L.L.P to make reference to the matter in their report.

                                    PART III

Item 9. Directors and Executive Officers of the Registrant

      The directors and executive officers of the Company are as follows:

Name               Age             Position with the Company
----               ---             -------------------------
Richard H. Currie   48   President, Chief Executive Officer and Director
Glenn Petersen      48   Senior Vice President, Chief Financial Officer and
                           Director
Max Minkoff         30   Vice President - Technology and Director

----------

      Richard H. Currie joined the Company in April 1995 as President, Chief Executive Officer and a director. Prior thereto, from November 1991 to April 1995, Mr. Currie was President of WMS Gaming, Inc., a subsidiary of WMS Industries, a designer and manufacturer of video gaming machines and other products for the casino gaming industry. From 1986 to 1991, Mr. Currie was President of Coin Controls, Inc., a wholly owned subsidiary of Coin Industries, a publicly held British company engaged in the manufacture and distribution of mechanical and electronic coin validators and coin payout devices.

      Glenn Petersen co-founded the Company in March 1994 and became a director of the Company in November 1994. From February 1994 until he co-founded the Company, Mr. Petersen was Controller of VI. Prior thereto he was Executive Vice President of Operations and Chief Financial Officer from August 1992 to July 1993 and Vice President Finance and Controller from July 1988 to August 1992 of PC Distributing, Inc., ("PC") a distributor of microcomputers and software. PC filed for reorganization under Chapter 11 of the United States Bankruptcy Act in October 1993.

      Max Minkoff joined the Company as Vice President - Technology in March 1994. He became a director of the Company in November 1994. Mr. Minkoff was Director of Virtual Reality Technology with VI from September 1993 until joining the Company. Prior thereto, Mr. Minkoff was a research assistant for Human Interface Technology Laboratory at the University of Washington involved in virtual reality research since 1991. From 1989 to 1991, he worked as an Information Specialist for Rohm and Haas Company in Philadelphia, Pennsylvania.

Voting Agreement

      On December 12, 1994, four members of the Company's management, consisting of Messrs. Koy (whose position with the Company has subsequently been terminated), Petersen, David Bisbee (whose position with the Company has subsequently been terminated) and Minkoff, who held, as of November 28, 1997, a total of 470,146 shares of Common Stock, entered into a management voting agreement under which they agreed that for a period which ended on May 1, 1997, they would vote all but 5% of their respective shares in accordance with the recommendations of the Board of Directors.

Item 10. Executive Compensation

      The following table sets forth information concerning all cash and non-cash compensation paid by the Company as well as certain other compensation awarded, earned by and paid, during the fiscal years indicated, to the Chief Executive Officer and President of the Company. No other executive of the Company received more than $100,000 in compensation in 1996.

                           Summary Compensation Table

                                                                           Long-Term Compensation
                                                                         --------------------------
                                      Annual Compensation                          Awards
                      -------------------------------------------------  --------------------------
                                                            Other        Restricted
Name and                                                   Annual           Stock          Options/
Principal Position       Year      Salary      Bonus    Compensation       Awards            SARS
------------------       ----      ------      -----    ------------       ------            ----
Richard H. Currie        1996      $141,250    $  --    $         --     $      --              --
Chief Executive          1995      $152,865    $  --    $         --     $ 443,368 (1)     334,618
Officer and President    1994      $     --    $  --    $         --     $      --              --

----------
(1) Consists of 139,424 shares of Common Stock awarded to Mr. Currie in August 1995 as compensation, valued at $3.18 per share.

Option Grants in Last Fiscal Year

      No options were granted by the Company in 1996.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Option
Values

      The following table provides, as to the Chief Executive Officer and President of the Company, information concerning unexercised stock options at December 31, 1996. Mr. Currie did not exercise any stock options during fiscal year 1996.

                      Number of Securities
                           Underlying                  Value of Unexercised
                       Unexercised Options           In-the-Money Options at
                      at December 31, 1996            December 31, 1996 (1)
                      --------------------            ---------------------
Name                Exercisable    Unexercisable    Exercisable    Unexercisable
----                -----------    -------------    -----------    -------------
Richard H. Currie     111,539         223,079          $0                $0

----------
(1) Based on the closing price of the Company's Common Stock on the OTC Bulletin Board on December 31, 1996 ($.02)

Director Compensation

      Non-employee directors of the Company receive a Board meeting fee of $500 and 500 shares of Common Stock for each Board meeting attended. No compensation was paid by the Company to any non-employee director in 1996.

Employee Agreements

      Effective April 20, 1995, the Company entered into an employment agreement with Richard H. Currie for a term ending April 20, 1998, pursuant to which he would receive an annual base salary of $200,000, an annual bonus equal to 5% of the Company's pre-tax profits (subject to a cap of $400,000 per year), the issuance of 139,424 shares of restricted Common Stock; the grant of options, exercisable at $6.00 per share, in the aggregate, to purchase 334,618 shares of Common Stock and certain other benefits. The strike price for the options was reset to $2.00 per share in 1996. In addition, Mr. Currie received a $10,000 bonus upon his election as an officer of the Company.

      The Company has negotiated, in principle, an employment agreement with Max Minkoff for a period of three years, pursuant to which he would receive an annual base salary of $125,000, an annual bonus equal to 3% of pre-tax profits (subject to a cap of $250,000 per year), the issuance of 114,140 shares of restricted Common Stock, the grant of options, exercisable at $6.00 per share, in the aggregate, to purchase 210,136 shares of Common Stock and certain other benefits. The strike price for the options was reset to $2.00 per share in 1996.

      Effective September 15, 1995, the Company entered into an employment agreement with Glenn Petersen for a term ending September 14, 1998, pursuant to which he would receive an annual base salary of $100,000.

1995 Stock Option Plan

      In July 1995, the Company adopted the 1995 Stock Option Plan (the "Stock Option Plan") covering up to 750,000 shares of the Company's Common Stock, pursuant to which officers and key employees of the Company and consultants to the Company are eligible to receive incentive and/or non-incentive stock options. The Stock Option Plan, which expires on January 31, 2005, is administered by the Compensation Committee of the Board of Directors. The selection of participants, award of options, determination of price and other conditions relating to the purchase of options is determined by the Compensation Committee of the Board of Directors in its sole discretion. Incentive stock options granted under the Stock Option Plan are exercisable for a period of up to 10 years from the date of the grant at an exercise price which is not less than the fair market value of the Common Stock on the date of the grant, except that the term of an incentive stock option granted under the Stock Option Plan to a shareholder owning more than 10% of the outstanding Common Stock may not exceed five years and its exercise price may not be less than 110% of the fair market value of the Common Stock on the date of the grant.

      As of November 28, 1997, options to purchase an aggregate of 748,754 shares of Common Stock at prices ranging from $2.00 to $6.00 have been granted and are outstanding under the Plan, including 334,618 options to Mr. Currie, 210,136 options to Mr. Minkoff and 50,000 options to Mr. Petersen.

Item 11. Security Ownership of Certain Beneficial Owners and Management

      The following table sets forth certain information concerning stock ownership of (i) all persons known by the Company to own beneficially 5% or more of the outstanding shares of the Company's Common Stock as of November 28, 1997,
(ii) each director of the Company, (iii) each executive officer of the Company named in the Summary Compensation Table contained in Item 11 hereof, and (iv) all executive officers and directors of the Company as a group. Except as indicated in the footnotes to this table, the Company believes that the persons named in this table have sole voting and investment power with respect to the shares of Common Stock indicated.

                                             Amount and Nature     Percent of
Name and Address of Beneficial Owner        of Beneficial Owner       Class
------------------------------------        -------------------       -----

Richard H. Currie (1)                                   362,502        6.09%
1202N 75th Street
Downers Grove, Illinois 60516

Glenn Petersen (2)                                      187,549        3.23%
1202N 75th Street
Downers Grove, Illinois 60516

Max Minkoff (3)                                         289,345        4.93%
1202N 75th Street
Downers Grove, Illinois 60516

Kevin Koy (4)                                           320,241        5.52%
518 Edens Lane
Northfield, Illinois 60093

All directors and officers as a group (3                839,396       13.60%
people) (5)

----------
(1) Includes 223,078 shares subject to outstanding stock options exercisable within 60 days of the date hereof.

(2) Includes 80,900 shares subject to outstanding stock options exercisable within 60 days of the date hereof. Also includes 106,649 shares which are subject to a management voting agreement. See Item 9 - "Directors and Executive Officers of the Registrant - Voting Agreement."

(3) Includes 140,091 shares subject to outstanding stock options exercisable within 60 days of the date hereof. Also includes 149,254 shares which are subject to a management voting agreement. See Item 9 - "Directors and Executive Officers of the Registrant - Voting Agreement."

(4) Includes 74,442 shares subject to an outstanding stock option exercisable within 60 days of the date hereof. Also includes 82,455 shares of Common Stock pledged to George A. Hormel as security for a settlement judgment, and an aggregate of 36,704 shares owed to Dakota Capital and CEP Partners under a settlement agreement. See Item 12 - "Certain Relationships and Certain Transactions." of Mr. Koy's shares, 245,799 shares are subject to a management voting agreement. See Item 9 - "Directors and Executive Officers of the Registrant Voting Agreement."

(5) Includes 444,069 shares subject to outstanding stock options exercisable within 60 days of the date hereof. Also includes 255,903 shares which are subject to a management voting agreement. See Item 9 - "Directors and Executive Officers of the Registrant - Voting Agreement."

Item 12. Certain Relationships and Related Transactions

      In March 1994, VI defaulted on its secured obligation to Bankers, which obligation was guaranteed by Kevin Koy, the then President and Chief Executive Officer and a director of VI. On April 11, 1994, Bankers elected to take possession of the VI Assets, in satisfaction of VI's obligation to it. Thereafter on May 3, 1994, Bankers and Company entered into an agreement wherein Bankers sold the VI Assets to the Company for a purchase price of $1,306,139, payable in installments, plus warrants to purchase 35,146 shares of Common Stock at approximately $.049 per share. The purchase price bore interest and a monthly fee and was collateralized by a security interest in the assets of the Company. In August 1995, the Company paid its remaining indebtedness of $965,619 to Bankers out of the proceeds from the Public Offering. The Company's obligation to Bankers has been personally guaranteed by Kevin Koy.

      Mr. Koy (the former President and Chief Executive Officer and a director of the Company) and Mr. Petersen, (the Company's Chief Financial Officer) have guaranteed lease obligations of the Company in the outstanding amounts at November 28, 1997 of $9,153.

      Pursuant to a letter agreement between Kevin Koy and George A. Homel II, dated November 8, 1994, Mr. Koy agreed to execute a "warrant of attorney" in favor of Mr. Hormel acknowledging his obligation to Mr. Hormel of $1,150,000 pursuant to previous guarantees of VI loans and pledged 122,900 shares of Common Stock as security therefor. Under the terms of a letter agreement, if the shares of the Company's Common Stock acquired by Hormel pursuant to the settlement with stockholders and creditors of VI achieves and sustains for a period of six months a fair market value equal to $1,150,000, plus interest thereon at 5% per annum from November 8, 1994, during a two-year period commencing September 10, 1996, then the "warrant of attorney" will be deemed satisfied and Mr. Koy's shares will be released from the pledge. If the fair market value is less than such $1,150,000 that a number of pledged shares necessary to make up the difference will be retained by Hormel and the balance returned to Koy. Under the terms of a settlement agreement, Hormel has agreed to release to Koy 40,445 shares of Common Stock (of the 122,900 shares previously pledged).

      Under a "make whole agreement" dated as of June 29, 1994 among the Company, Dakota Capital Corp. ("Dakota"), CEP Partners, LP ("CEP") and Kevin Koy, Mr. Koy agreed to transfer 44,490 shares of Common Stock to CEP and 4,449 shares of Common Stock to Dakota in the event that the Company had not completed a registered public offering of its Common Stock by March 31, 1995.

      Under a settlement agreement with Koy, Dakota and CEP respectively, have agreed to release to Koy 11,123 shares and 1,112 shares of Common Stock previously required to be delivered to them under the "make whole agreement" and to waive the requirement of such agreement that the shares be transferred to them in the event that the Company's initial public offering was not completed by March 31, 1995 and to terminate such agreement. In lieu thereof, the settlement agreement provides that if during the period commencing 13 months following the consummation of this Offering and ending 19 months following such consummation the per share price for the Company's Common Stock equals or exceeds $ 12.00 per share, on average, for a period of 20 consecutive days then all of those remaining shares delivered to Dakota and CEP will be returned to Mr. Koy. If the price per share does not reach such $12.00 average then, depending on the maximum average price during any such period, Mr. Koy will be required to forfeit all or a proportionate part of such remaining shares.

      As of July 18, 1995, the Company, George A. Hormel II ("Hormel"), the managing underwriter, two officers of the managing underwriter and Kevin Koy executed an agreement with respect to the settlement of litigation brought by Koy against the Company, the managing underwriter and two officers of the managing underwriter claiming wrongful repudiation or breach by the Company of an alleged employment agreement with Mr. Koy, its wrongful rejection of Koy's attempt to put 122,900 shares of Common Stock to the Company thereunder and intentional interference with such alleged employment agreement by the managing underwriter and two if its officers. Under the terms of the settlement, Koy has agreed to act as a consultant to the Company for a period of 27 months commencing September 16, 1996, and the Company has agreed to pay him an aggregate $560,000, of which $300,000 was paid from the proceeds of the Public Offering and the balance in 26 consecutive equal monthly installments commencing September 15, 1995. As of November 28, 1997, $150,000 of this balance remained unpaid. Koy has also agreed that during the consulting period he will not compete with the Company and will refrain from acquiring beneficial ownership of more than 10% of its outstanding shares or becoming involved in any proxy contest with respect to, or tender offer for, the Company. The settlement agreement also contains general releases between Koy and the other parties thereto. See Item 3 - "Legal Proceedings."

      In November 1994 the Company and Messrs. Koy and Petersen entered into settlement agreements with certain stockholders and creditors of VI under which the Company issued an aggregate of 797,104 shares and options for an additional 32,524 shares of Common Stock to such VI creditors and stockholders, in exchange for a release of their claims against the Company and certain claims against Mr. Koy. As part of this settlement, the parties entered into a Voting Agreement under which they agreed to vote for certain designees of the parties for directors. All of the current directors are designees who have been named or designated under such agreement. See Item 9-"Directors and Executive Officers of the Registrant-Voting Agreement."

      During the first half of 1995, Glenn Petersen, Chief Financial Officer and a director of the Company purchased a fractional interest in a bridge loan unit issued by the Company for $5,000. The loan was repaid, with interest, from the proceeds from the Public Offering.

      On April 27, 1995, the Company entered into an agreement with Spencer Kuo and Yao Huang Cheng, the former Chief Financial Officer of VI, pursuant to which they and the Company exchanged covenants not to sue and Kuo obtained similar covenants from two Taiwanese factory suppliers to VI (the "Kuo Claimants") in exchange for the issuance to the Kuo Claimants and Yao Huang Cheng of an aggregate of 236,201 shares of Common Stock (the "Settlement Shares"). The Kuo Claimants had previously threatened to commence suit against the Company on the grounds that the transfer of VI Assets to Bankers and their subsequent resale to the Company were improper diversions of assets and fraudulent transfers, preventing payment to them of claims aggregating approximately $4.0 million. Kuo and Cheng agreed to vote their Settlement Shares for the eight directors, other than a designee of Kuo, specified in the Voting Agreement. They have also represented that they had no proprietary interest in the Company's technology, including the technology acquired from Bankers. Kuo had also assigned to a corporation owned by the managing underwriter all rights to certain indebtedness of VI, in the approximate amount of $3,500,000, and a related guarantee by Kevin Koy of $1,000,000 thereof and all of Kuo's claims against Kevin Koy. To limit the Company's exposure in this matter, Messrs. Koy and Petersen had previously deposited into escrow, an aggregate of 277,614 shares of Common Stock (the "Escrowed Shares") beneficially owned by them to be help defray the amount, if any, that the Company was required to pay to the Kuo Claimants pursuant to any settlement or judgment in excess of the then fair market value of 298,464 shares. Under the terms of the agreement with Kuo and Cheng no shares are due from Messrs. Koy and Petersen and the Escrowed Shares have been released from escrow.

Item 13. Exhibits and Reports on Form 8-K

(a)   Exhibits:

      None.

(b)   Reports on Form 8-K:

      None.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Deerfield and the State of Illinois on the 28th day of November, 1997.


                                       VictorMaxx Technologies, Inc.



                                       By: _____________________________________
                                           Richard H. Currie
                                           President, Chief Executive Officer
                                           and Director

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


____________________   President, Chief Executive Officer and      November 28,
Richard H.Currie       Director (Principal Executive Officer)      1997

____________________   Senior Vice President, Secretary, Chief     November 28,
GlennPetersen          Financial Officer and Director (Principal   1997
                       Financial and Accounting Officer)

____________________   Director                                    November 28,
Max Minkoff                                                        1997

VictorMaxx Technologies, Inc.

Index to Financial Statements

                                                                         Page
                                                                       Reference
                                                                       ---------
      Reports of Independent Accountants                                  F-1

      Report of Independent Certified Public Accountants - 1995           F-2

      Financial Statements:

          Balance Sheets at December 31, 1996 and 1995                    F-3

          Statements of Operations for the Years Ended
            December 31, 1996 and 1995                                    F-4

          Statements of Stockholders' Equity (Deficit) for
            the Years Ended December 31, 1996 and 1995                    F-5

          Statements of Cash Flows for the Years Ended
            December 31, 1996 and 1995                                    F-6

      Notes to Financial Statements                                       F-7

                   [Letterhead of Hansen, Barnett & Maxwell]


               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders of VictorMaxx Technologies, Inc.

We have audited the balance sheet of VictorMaxx Technologies, Inc. as of December 31, 1996, and the related statements of operations, stockholders' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 1996 financial statements referred to above present fairly, in all material respects, the financial position of VictorMaxx Technologies, Inc. as of December 31, 1996, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered substantial losses since inception and has ceased all operations. Those conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                   /s/ Hansen, Barnett & Maxwell
                                   ----------------------------------

Salt Lake City, Utah
October 20, 1997

Report of Independent Accountants

To the Stockholders and Board of Directors
VictorMaxx Technologies, Inc.

We have audited the accompanying balance sheet of VictorMaxx Technologies, Inc. as of December 31, 1995, and the related statements of operations, stockholders' equity (deficit), and cash flows for the year ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of VictorMaxx Technologies, Inc. as of December 31, 1995, and the results of its operations and its cash flows for the year ended December 31, 1995 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered substantial losses from operations since inception and is highly reliant on obtaining continued financing to support its business operations and satisfy its liquidity requirements. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Coopers & Lybrand L.L.P.

COOPERS & LYBRAND L.L.P.


Chicago, Illinois
April 12, 1996

                          VICTORMAXX TECHNOLOGIES, INC.
                                 BALANCE SHEETS
                           December 31, 1996 and 1995

                                     ASSETS

                                                                      1996           1995
                                                              ------------   ------------
Current Assets
  Cash and cash equivalents                                   $         --   $      8,674
  Available for sale securities                                         --      3,303,462
  Accounts receivable, net of allowance for
    doubtful accounts of $25,000                                     8,759         12,536
  Interest receivable                                                   --         64,350
  Inventories, net                                                      --        602,406
  Prepaid expenses                                                      --        186,830
                                                              ------------   ------------

        Total Current Assets                                         8,759      4,178,258

Property and equipment, net of accumulated
 depreciation and amortization                                       5,000        275,560

Other Assets                                                            --         74,341
                                                              ------------   ------------

        Total Assets                                          $     13,759   $  4,528,159
                                                              ============   ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
  Accounts payable                                            $    214,417   $    817,619
  Cash overdrafts                                                    4,450        345,214
  Accrued liabilities                                              446,564      1,068,723
  Legal settlements payable                                        150,000        120,000
  Payable to officer                                                 5,500             --
                                                              ------------   ------------

        Total Current Liabilities                                  820,931      2,351,556

Legal settlements payable, non-current portion                          --        100,000
Deferred rent                                                           --         36,731
                                                              ------------   ------------

        Total Liabilities                                          820,931      2,488,287
                                                              ------------   ------------

Commitments and contingencies (Note 10)

Stockholders' Equity (Deficit)
  Preferred stock, par value $.001; 1,000,000 shares
    authorized; none issued                                             --             --
  Common stock, par value $.001; 20,000,000
    shares authorized; 5,726,442 and 5,541,135
    shares issued and outstanding                                    5,726          5,541
  Additional paid-in capital                                    19,647,981     19,480,232
  Accumulated deficit                                          (20,460,879)   (17,445,901)
                                                              ------------   ------------
     Total stockholders' equity (deficit)                         (807,172)     2,039,872
                                                              ------------   ------------

        Total Liabilities and Stockholders' Equity (Deficit)  $     13,759   $  4,528,159
                                                              ============   ============


   The accompanying notes are an integral part of these financial statements.

                          VICTORMAXX TECHNOLOGIES, INC.
                            STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995

                                                            1996           1995
                                                    ------------   ------------

Net Sales                                           $    750,382   $    689,769

Cost of sales, including write-down of carrying
  value of inventories of $181,280 in 1996 and
  $1,416,813 in 1995                                   1,144,484      2,770,771
                                                    ------------   ------------

   Gross profit (deficiency)                            (394,102)    (2,081,002)
                                                    ------------   ------------

Operating Expenses
   Research and development                              796,729      1,043,932
   Selling, general and administrative                 1,851,057      4,021,738
   Impairment of goodwill                                     --      1,649,764
   Legal settlements                                          --        560,000
                                                    ------------   ------------

         Total Operating Expenses                      2,647,786      7,275,434
                                                    ------------   ------------

   Loss from operations                               (3,041,888)    (9,356,436)

Other Income (Expenses)
   Interest income                                        30,173         87,144
   Interest expense (including amortization of
     original issue discount and deferred
     financing costs of $1,967,672 in 1995)               (2,630)    (2,402,098)
   Other, net                                               (633)       (15,814)
                                                    ------------   ------------

         Net Loss                                   $ (3,014,978)  $(11,687,204)
                                                    ============   ============

Per-share data
   Net loss pr share                                $      (0.54)  $      (3.00)
                                                    ============   ============

   Weighted average common and common
   equivalent shares outstanding                       5,629,783      3,899,553
                                                    ============   ============

   The accompanying notes are an integral part of these financial statements.

                          VICTORMAXX TECHNOLOGIES, INC.
                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995

                                                                                                              Total
                                                     Common Stock                                     Stockholders'
                                               ------------------------       Paid-in   Accumulated         Equity/
                                                   Shares        Amount       Capital       Deficit       (Deficit)
                                               ----------  ------------  ------------  ------------   -------------
Balance at December 31, 1994                    1,871,549  $      1,872  $  2,656,523  $ (5,758,697)  $ (3,100,302)

Issuance of common stock in connection
 with bridge loans, average $1.15 per
 share                                            490,733           490       562,760            --        563,250
Issuance of common stock to settle
 preacquisition contingencies, average
 $2.34 per share                                  244,980           245       571,931            --        572,176
Issuance of common stock in connection
 with short-term debt, average $3.18 per
 share                                             90,000            90       286,110            --        286,200
Stock purchase warrants issued as
 consideration to bridge loan holders                  --            --        35,000            --         35,000
Issuance of common stock and warrants at
 Initial Public Offering (August 15, 1995),
 net of issuance costs of $2,305,000            2,700,000         2,700    14,837,008            --     14,839,708
Exercise of warrant over allotment option,
 net of issuance costs                                 --            --        81,619            --         81,619
Issuance of common stock and options
 as compensation                                  143,873           144       449,281            --        449,425
Net loss                                               --            --            --   (11,687,204)   (11,687,204)
                                               ----------  ------------  ------------  ------------   ------------

Balance at December 31, 1995                    5,541,135         5,541    19,480,232   (17,445,901)     2,039,872

Issuance of common stock as
  compensation                                    185,307           185       167,749            --        167,934

Net loss                                               --            --            --    (3,014,978)    (3,014,978)
                                               ----------  ------------  ------------  ------------   ------------

Balance at December 31, 1996                    5,726,442  $      5,726  $ 19,647,981  $(20,460,879)  $   (807,172)
                                               ==========  ============  ============  ============   ============

   The accompanying notes are an integral part of these financial statements.

                          VICTORMAXX TECHNOLOGIES, INC.
                            STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995

                                                                   1996           1995
                                                           ------------   ------------
Cash Flows From Operating Activities
    Net loss                                               $ (3,014,978)  $(11,687,204)
    Adjustments to reconcile net loss to net cash
      used in operating activities:
         Depreciation and amortization of property
           and equipment                                         99,852        154,878
         Disposition of property and equipment                    5,710         16,208
         Write-down of property and equipment                   204,104        619,738
         Impairment of goodwill                                      --      1,649,765
         Amortization of goodwill                                    --        209,157
         Amortization of deferred financing costs
           and original issue discount                               --      1,967,672
         Provision for doubtful accounts                             --         52,453
         Write down of carrying value of inventories            181,280      1,416,813
         Compensation expense relating to grant of
           common stock and options                             167,934        449,425
         Change in operating assets and liabilities:
               Accounts receivable                               68,127        388,533
               Inventories                                      421,126     (1,984,276)
               Prepaid expenses                                 186,830       (119,841)
               Other assets                                      74,341       (125,929)
               Accounts payable                                (597,702)    (1,707,084)
               Accrued liabilities                             (622,159)       712,869
               Accrued legal settlement                         (70,000)       220,000
               Deferred rent                                    (36,731)        (4,533)
                                                           ------------   ------------
         Net Cash Used in Operating Activities               (2,932,266)    (7,771,356)
                                                           ------------   ------------

Cash Flows From Investing Activities
    Purchase of available-for-sale securities                        --     (4,135,384)
    Proceeds from sale of available-for-sale securities       3,303,462        831,922
    Purchases of property and equipment                         (39,106)      (277,242)
    Purchases of dies and molds                                      --       (213,832)
                                                           ------------   ------------
         Net Cash Provided by (Used in)
           Investing Activities                               3,264,356     (3,794,536)
                                                           ------------   ------------

Cash Flows From Financing Activities
    Proceeds from issuance of notes payable                          --      1,871,613
    Repayments of notes payable                                      --     (5,309,044)
    Proceeds (decrease) from issuance of common
       stock and warrants                                            --     14,921,327
    Increase (decrease) in cash overdrafts                     (340,764)        90,670
                                                           ------------   ------------
      Net Cash (Used in) Provided by Financing Activities      (340,764)    11,574,566
                                                           ------------   ------------

    Net Increase (Decrease) in Cash                              (8,674)         8,674

Cash, Beginning of Period                                         8,674             --
                                                           ------------   ------------

Cash, End of Period                                        $         --   $      8,674
                                                           ============   ============

Supplemental Cash Flow Information:
    Interest paid                                          $      2,630   $    434,426
                                                           ============   ============

   The accompanying notes are an integral part of these financial statements.

                          VICTORMAXX TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1996 AND 1995

NOTE 1--NATURE OF BUSINESS ACQUISITION AND GOING CONCERN

      Business -- VictorMaxx Technologies, Inc. (the "Company") was incorporated as an Illinois Corporation on March 22, 1994. The Company was established to engage in the design, development, manufacture and marketing of virtual reality products including head-mounted displays ("HMDs") and related game accessories and software products. Virtual reality is a computer generated environment which may be experienced through an HMD. The Company had also begun development of a computer software game that would have been accessed over the Internet. After depleting its cash reserves and vacating its office facilities, the Company suspended operations during the fourth quarter of 1996.

      Effective August 1, 1997, the Secretary of State of the State of Illinois dissolved the Company for failure to file an annual repot and pay an annual franchise tax of approximately $23,000. The Company can apply for reinstatement upon payment of the delinquent franchise tax.

      Acquisition -- In May 1994, the Company entered into an "Asset Sale Agreement" with Bankers Capital, a division of Bankers Leasing Association, Inc. ("Bankers") to acquire certain assets from Bankers for consideration of $1,379,485, consisting of the Company's $1,306,139 note payable plus $73,346 assigned for the cost of issuing warrants, which expire in May 1997, to purchase 35,146 shares of common stock at $.049 per share. Net assets acquired included $364,867 of tangible assets and $382,264 of technology under development, net of $1,877,534 assigned for settlement of preacquisition contingencies (settled with $175,000 in cash payments and 797,104 shares of the Company's common stock). The purchase price associated with the acquisition exceeded the fair value of the net assets acquired by $2,509,888. Effective March 31,1995, the Company recognized the complete impairment of the goodwill associated with the acquisition of assets from Bankers. (See Note 2).

      The acquired assets represented a portion of the assets previously acquired by Bankers from VictorMaxx, Inc. ("VI"), a Delaware corporation, upon its default on its obligations to Bankers, which elected to exercise its first lien rights and take possession of substantially all of the remaining assets of VI in satisfaction of its outstanding security interest. Certain of the Company's directors, officers and stockholders were formerly part of the management and shareholder group of VI.

      Going Concern -- The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred $20,460,879 of losses from operations since inception and is highly reliant on obtaining continued financing to satisfy its liquidity requirements. The Company's revenues to date were primarily from sales of a product line, the manufacture of which has been discontinued and there can be no assurances of the Company's ability to generate future revenues from other products. The above factors raise substantial doubt about the ability of the Company to continue as a going concern.

      The Company expects its future revenues, if any, to be derived from the sale of products or services from one or more entities that may be acquired by the company. However, there can be no assurances that the products or services acquired by the Company will be able to compete successfully in the future with any of the products and services offered by other companies.

      Management of the Company has evaluated several acquisition candidates and has entered into an agreement to acquire all of the outstanding capital stock of Sonoma Holding Corp. ("Sonoma"). The management of Sonoma has represented to the Company that additional financing will be available to the Company after the completion of the acquisition. While the Company's management believes that the acquisition will be completed, there can be no assurances that the Company has the ability to complete the acquisition and raise the necessary financing to enable it to continue as a going concern.

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Management's Estimates -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

      Revenue Recognition -- Revenues from sales to distributors and other resellers were generally recognized when products were shipped. Revenues from products shipped on consignment were recognized upon receipt of payment for such products. Concurrently, the Company established provisions for estimated returns, which were recorded as a reduction of sales and accounts receivable.

      Provision for Warranty Claims -- The Company reflected provisions for expected future product warranty claims in its financial statements based on claims experience. Such costs were accrued at the time revenue was recognized.

      Concentration of Credit Risk -- The Company sold to catalog houses, consumer electronic specialty retailers, computer resellers and to distributors of electronic products throughout the United States and in foreign countries, including Germany and other European countries. The Company required foreign customers to prepay by wire transfer or to post satisfactory letters of credit. Sales to foreign customers were generally denominated in U.S. currency.

      Research and Development -- Research and development costs were expensed as incurred. Assets acquired from Bankers in 1994 included research and development for new product technologies under development at the time of acquisition, which were expensed as of the date of acquisition.

      Cash and Cash Equivalents -- The Company considered all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. The carrying amount reported in the balance sheet for cash and cash equivalents approximates fair value.

      The Company classifies outstanding checks in excess of cash balances as current liabilities.

      Such outstanding checks in excess of cash balances amounted to $4,450 and $352,000 at December 31, 1996 and 1995, respectively.

      The Company was required to maintain a minimum level of cash and available-for-sale securities pursuant to a standby letter of credit issued as a guarantee to the Company's contract manufacturer. At December 31, 1995, $1,500,000 of available-for-sale securities was restricted.

      Available-for-Sale Securities -- In 1995, the Company adopted Statement of Financial Accounting Standards No. 115 ("SFAS No. 115") "Accounting for Certain Investments in Debt and Equity Securities". Prior to adoption, the Company did not hold debt or equity securities. The adoption of SFAS No. 115 resulted from the Company's initial purchase of certain debt securities during the third quarter of 1995. In accordance with SFAS No. 115, the Company classified these investments as available-for-sale, as the Company did not have the positive intent and ability to hold the securities to maturity. Available-for-sale securities were carried at fair value as of December 31,1995.

      Inventories -- Inventories consisted principally of finished goods which were stated at the lower of cost (determined on the first-in, first-out basis) or market. During 1996 and the fourth quarter of 1995, the Company recorded adjustments of $181,280 and $1,416,813 to write-down the carrying value of inventories to net realizable value. The Company liquidated its then remaining inventory during the third quarter of 1996.

      Deferred Financing Costs -- Deferred financing costs consist principally of legal costs and placement agent fees related to the issuance of the Bridge Notes and were being amortized on a straight-line basis over the term of the notes. The Bridge Notes were repaid in full, effective August 15, 1995, in conjunction with the Company's initial public offering of common stock (See Notes 6 and 12). Accordingly, all remaining deferred financing costs were amortized during the year ended December 31, 1995.

      Property and Equipment -- Property and equipment are stated at the lower of cost or net realizable value. Depreciation was computed using the straight-line method for computer equipment and fixtures over estimated useful lives of three years. Depreciation for dies and molds were computed on a units of production basis. Expenditures for maintenance and repairs were charged to operations as incurred. Upon sale or retirement of property and equipment, the cost and the related accumulated depreciation are eliminated from the respective accounts, and the resulting gain or loss is included in the statements of operations.

      During the fourth quarter of 1996, the Company recorded an adjustment of $204,104 to write down the carrying value of its property and equipment to net realizable value.

      Goodwill -- Goodwill represented the excess of cost over fair value of net assets acquired and was being amortized over a period of 36 months using the straight-line method.

      The Company recorded a charge to operations of $1,649,765 in the first quarter of 1995 to recognize the complete impairment of the March 31, 1995 unamortized balance of goodwill related to the acquisition from Bankers Capital. The charge was a result of the Company's evaluation of the estimated recoverable value of its recorded goodwill, including consideration of the Company's continuing and expected future operating losses, its inability to achieve sales order backlogs, and changes to product technologies and distribution channels since the date of acquisition.

      Income Taxes -- The Company recognizes the amount of income taxes payable or refundable for the current year and recognizes deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement amounts of certain assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years those temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance to the extent that uncertainty exists as to whether the deferred tax assets will ultimately be realized.

NOTE 3--PROPERTY AND EQUIPMENT

      Property and equipment consist of the following at December 31:

                                                            1996           1995
                                                     -----------    -----------

         Dies and molds                              $        --    $   744,188
         Computer equipment                                5,000        250,503
         Fixtures                                             --         84,746
                                                     -----------    -----------

         Total at lower of cost or net realizable
           value                                           5,000      1,079,437
         Accumulated depreciation and
           amortization                                       --       (803,877)
                                                     -----------    -----------

         Property and Equipment, Net                 $     5,000    $   275,560
                                                     ===========    ===========

NOTE 4--ACCRUED LIABILITIES

      Accrued liabilities consist of the following at December 31:

                                                             1996          1995
                                                       ----------    ----------

         Compensation                                  $  154,694    $   45,942
         Technology royalties                             167,057        31,144
         Reserve for product returns and warranties        80,000       323,816
         Other                                             44,813       291,386
         Inventory purchase commitments                        --       376,435
                                                       ----------    ----------

                                                       $  446,564    $1,068,723
                                                       ==========    ==========

NOTE 5 -- BANKERS CAPITAL

      In May 1994, the Company acquired certain assets from Bankers Capital (See
      Note 1). As partial consideration for the acquisition of such assets, the Company issued a $1,306,139 note payable. This note, which was collateralized by a first lien on all of the tangible and intangible assets of the Company, bore interest equal to the prime rate plus 1.5%. (The prime rate was 8.5% at December 31, 1994). Bankers also charged an additional service fee equal to 1% per month on the unpaid balance. The entire outstanding balance of the note was paid with proceeds from the Company's August 1995 initial public offering of common stock.

NOTE 6--BRIDGE NOTES

      During 1994, the Company issued, in private placements, 37.25 units consisting of one-year promissory notes and shares of common stock valued at an average of $1.04 per share. The Company received $1,460,150 in cash proceeds from the 1994 private placements, net of $402,350 in expenses. During the fourth quarter of 1994, the Company borrowed $110,250 with interest accruing at 20% per annum from certain of its stockholders, of which $93,900 in principal balance was converted into 1.878 units consisting of the same underlying component securities as the units described above for the 1994 private placements.

      In 1995, the Company issued 37.56 units consisting of the same underlying component securities as in the 1994 private placements. The Company received $1,877,500 in gross proceeds from the offerings, net of $285,887 of expenses. During June and July 1995, the Company borrowed an aggregate of $300,000 through the issuance of certain short-term debt, evidenced by promissory notes. This debt accrued interest at an annualized rate of 12% and required the issuance by the Company of 90,000 shares of its common stock. The entire balance outstanding of the bridge notes and short-term debt was paid from the net proceeds of the Company's initial public offering effective August 15, 1995.

      The original issue discount of $1,471,370, representing the value assigned by management to the shares of common stock issued with the bridge notes and short-term debt, and deferred financing fees of $688,236 related to the issuance of the common stock, totaling $2,159,606, was being amortized on a straight line basis over the term of the bridge notes and short-term debt. Upon the repayment of the bridge notes and short-term debt, the remaining unamortized original issue discount and deferred financing fees of $704,096 were written off.

NOTE 7--INCOME TAXES

      No income tax benefit was recognized by the Company in connection with its 1996 and 1995 losses before income taxes. As of December 31, 1996 and 1995, the Company had net operating loss carryforwards (NOLs) for federal income tax purposes of $17,760,000 and $11,737,000, respectively, to be applied against future taxable income, if any. These losses, if unused, will expire beginning in 2009.

      The Company expects these NOLs to be available to reduce future Federal income tax liabilities of the Company. However, as the Company has incurred an "ownership change" as defined under Section 382 of the Internal Revenue Code of 1986, the Company's ability to utilize its NOLs is limited to an annual amount equal to the value of the Company's outstanding stock immediately before the date of the ownership change multiplied by the federal long-term tax-exempt rate in effect during the month the ownership change occurred. Therefore, in the event the Company achieves profitability, such limitation would have the effect of increasing the Company's tax liability and reducing the net income and available cash resources of the Company in the future.

      The significant temporary differences between the tax bases of assets and liabilities and their financial reporting amounts and their tax effects at December 31, 1996 and 1995 are as follows:

                                                     1996                         1995
                                         ---------------------------   --------------------------
                                            Temporary            Tax      Temporary           Tax
                                           Difference         Effect     Difference        Effect
                                         ------------   ------------   ------------  ------------
     Purchased research and
       development and other intangible
       assets                            $  2,314,000   $    926,000   $  2,507,000  $  1,003,000
     Asset write-down provisions               33,000         13,000      2,263,000       905,000
     Accrued and other liabilities            271,000        108,000        879,000       351,000
     Net operating loss carryforward       17,760,000      7,104,000     11,737,000     4,695,000
                                                        ------------                 ------------

           Total Deferred Tax Asset                        8,151,000                    6,954,000

     Valuation allowance                                  (8,151,000)                  (6,954,000)
                                                        ------------                 ------------

           Net Tax Difference                           $         --                 $         --
                                                        ============                 ============

      The Company has recorded full valuation allowances against its deferred tax assets as a result of the uncertainty of the ultimate realization of benefits from such assets.

NOTE 8--COMPUTATION OF LOSS PER SHARE

      For the year ended December 31,1995 the computation of net loss per share is based on the weighted average number of common and common equivalent shares outstanding during the period. Common stock equivalents consist of outstanding stock options and warrants, which pursuant to Staff Accounting Bulletin No. 83 of the Securities and Exchange Commission, are included in the weighted average shares as if they were outstanding for the entire period to the extent they were granted within the 12 months preceding the initial date of filing for the public offering (using the treasury stock method until such time as shares are issued). During the year ended December 31, 1996, loss per share is based on the weighted average number of common shares outstanding.

      Information regarding loss per share computed on a historical basis under the provisions of Accounting Principles Board Opinion No. 15 is as follows:

                                                         1996              1995
                                                 ------------      ------------
          Net loss per share                     $      (0.54)     $      (3.25)
          Weighted average common and common
            equivalent shares outstanding           5,629,735         3,596,045

NOTE 9--STOCK OPTIONS AND WARRANTS

      Non-Qualified Plan C During 1994, the Company granted non-qualified stock options to certain employees to purchase 24,208 shares of the Company's common stock. The options, were exercisable upon vesting, and vest at one, two, and three year anniversary dates from the date of grant. None of these options were issued under the Company's 1995 Stock Option Plan. During 1996, the Company granted non-qualified stock options to certain employees to purchase 1,888 shares of the Company's common stock. As of December 31, 1996, certain of these non-qualified options have been forfeited due to the termination of the employees. None of these options have been exercised and options to purchase 18,435 shares remain outstanding at December 31, 1996.

      In July 1995, the Company's Board of Directors and a majority of the Company's shareholders approved the 1995 Stock Option Plan (the "Stock Option Plan") covering up to 750,000 shares of the Company's common stock, pursuant to which officers and key employees of the Company are eligible to receive incentive and/or non-qualified stock options. The Stock Option Plan expires on January 31, 2005. As of December 31,1996, options for 749,254 shares were outstanding under the plan. These options were issued in 1995 at an exercise price of $6.00 per share and vest at one, two, and three year anniversary dates from the date of grant.

      In May 1996, the Company modified the outstanding non-qualified stock options. All options became immediately vested, and the exercise price was reset to $2.00 per share for current employees. The exercise prices on all other options remain as originally issued.

      The fair value of each option granted and modified was estimated on the date of grant or modification using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants and modifications in 1996 and 1995 (unaudited), respectively: expected volatility of 112.6 for both years, risk-free interest rates of 6.8 and
      6.2 percent, and expected lives of 7.3 and 8 years.

      A summary of the status of the Company's additional stock option plan as of December 31, 1996 and 1995, and changes during the years then ended is presented below:

                                                        1996                             1995
                                           -----------------------------    -----------------------------
                                                        Weighted-Average                 Weighted-Average
                                              Shares      Exercise Price       Shares      Exercise Price
                                           ---------    ----------------    ---------    ----------------
      Outstanding at beginning of year       765,801          $     1.99       24,208           $    0.01
      Granted                                  1,888                0.01      749,254                6.00
      Exercised                                   --                  --           --                  --
      Canceled                                    --                  --       (7,661)               0.01
                                           ---------                        ---------
      Outstanding at end of year             767,689                1.99      765,801                5.87
                                           =========                        =========

      Options exercisable at year-end        767,689                          336,838

      Weighted-average fair value of
        options granted during the year
        (unaudited)                        $      --                        $    3.93

      At December 31, 1996, exercise prices for options outstanding ranged from $0.01 to $6.00, and the weighted average remaining contractual life was
      6.6 years.

      Additional Options -- During March through August 1994, the Company granted additional options to purchase 209,126 shares of common stock to certain officers, shareholders, vendors and creditors. These options became fully vested at the date of grant and are immediately exercisable. These options generally expire during the period from May 1997 through December 1998.

      In addition, in 1995 the Company granted certain additional options to purchase 3,375 shares of common stock by certain shareholders and creditors. These options became fully vested at the date of grant and are immediately exercisable.

      In May 1996, the Company modified certain options held by an employee. The exercise price was reset to $2.00 per share for a current employee. The exercise prices on all other options remain as originally issued.

      The fair value of each option granted and modified was estimated on the date of grant or modification using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants and modifications in 1996 and 1995 (unaudited), respectively: expected volatility of 112.6 for both years, risk-free interest rates of 6.2 and
      6.0 percent, and expected lives of 2.2 and 4 years.

      A summary of the status of the Company's additional stock option plan as of December 31, 1996 and 1995, and changes during the years then ended is presented below:

                                                     1996                          1995
                                          --------------------------   ----------------------------
                                                    Weighted-Average               Weighted-Average
                                            Shares    Exercise Price      Shares     Exercise Price
                                          --------  ----------------   ---------   ----------------
      Outstanding at beginning of year     212,501       $      3.09     209,126        $      3.73
      Granted                                   --                --       3,375               0.08
      Exercised                                 --                --          --                 --
      Canceled                                  --                --          --                 --
                                          --------                     ---------
      Outstanding at end of year           212,501              3.09     212,501               3.67
                                          ========                     =========

      Options exercisable at year-end      212,501                       212,501

      Weighted-average fair value of
        options granted during the year
        (unaudited)                       $     --                     $    4.68

      At December 31, 1996, exercise prices for options outstanding ranged from $0.01 to $6.45, and the weighted average remaining contractual life was
      1.4 years.

      The Company applies APB Opinion 25, Accounting for Stock Issued to Employees, and related Interpretations in accounting for its plans. Options granted during the period at exercise prices less than the fair value of the Company's common stock at the date of grant resulted in a $948 noncash compensation charge to operations in 1995. Had compensation cost for the Company's stock-based compensation plan been determined based on the fair value at the grant dates for awards under those plans consistent with the method of FASB Statement 123, Accounting for Stock-Based Compensation, the Company's net loss and loss per share would have been increased to the pro forma amounts indicated below:

                                                      1996               1995
                                             -------------      -------------
                                                                   (Unaudited)

      Net Loss              As reported      $  (3,014,978)     $ (11,687,204)
                            Pro forma        $  (5,045,317)     $ (12,754,648)

      Net Loss per Share    As reported      $       (0.53)     $       (3.00)
                            Pro forma        $       (0.89)     $       (3.27)

NOTE 10--COMMITMENTS AND CONTINGENCIES

      Leases -- The Company leased its office facilities under operating leases which required the Company to pay base rents and certain additional amounts for its pro rata share of building operating costs. On October 31,1996, the Company vacated its remaining office facilities and was released from future obligations under an operating lease which extended through May 31, 1998. Rental expense was $87,000 in 1996 and $89,182, in 1995.

      Technology License Agreements -- The Company has agreements with two separate technology firms for the purpose of licensing certain technology. Under one of the agreements, the Company paid a one-time execution fee of $80,000 in 1995 and is required to make a continuing royalty payment for each HMD sold by the Company. The other contract requires the Company to make certain guaranteed minimum payments under a license and supply arrangement. During the fourth quarter of 1996, the Company recorded an adjustment of $98,000 to accrue the remaining liability under this contract.

      Other Licensing Agreement -- On October 14, 1995, the Company entered into a licensing agreement with a publisher of board and role-playing games. The agreement granted the Company the right to utilize certain characters and other materials associated with a board game created by the publisher in location based entertainment sites, in an on-line game to be accessed via the Internet and in a CD-ROM home game. The Company relinquished its rights under this licensing agreement in May 1997.

      Manufacturing and Development Agreements -- The Company had entered into manufacturing and development agreements with a contract manufacturer. These agreements, which contain confidentiality and non-compete provisions, allow the manufacturer to market the Company's product to other buyers in the event that the Company is in default of its payment terms. Additionally, the Company is obligated to purchase obsolete inventory components and finished goods for discontinued product lines. In the fourth quarter of 1995, the Company charged $376,000 to cost of sales related to such commitments since the Company's products have been discontinued.

      Purchase Order -- On March 10,1997, an attorney for a customer of the Company alleged that the Company was in default of a September 1996 purchase order and that his client had sustained direct damages of approximately $20,000. the attorney further asserted that his client may have suffered consequential damages in excess of $200,000. The management of the company has evaluated this claim and is of the opinion that sufficient reserves have been recorded on the books of the Cmpany to cover any contingencies related to this claim.

      Other -- Certain creditors of VI have asserted, and others may assert, claims against the Company based on the theory that the acquisition of the VI assets by Bankers (pursuant to their first lien rights) and their subsequent resale to the Company, are actionable as an improper diversion of assets. A VI creditor group, which had an aggregate amount of approximately $4,000,000 due from VI, filed a stockholders' derivative suit against the Company and its former Chief Executive Officer based on such theories. In April 1995, the Company entered into a settlement agreement pursuant to which the Company and the group's representative exchanged covenants not to sue, and the representative obtained similar covenants from all parties within the group, in exchange for the issuance by the Company of 236,201 shares of its common stock. The cost of settling this claim, and other similar claims, was recorded as a preacquisition contingency. There are certain stockholders and creditors of VI with whom the Company has not settled. There can be no assurance that these parties will not in the future assert claims or that the Company will not be required to expend its resources in defending, settling and/or paying such claims. Management believes, after consultation with outside legal counsel, that these and similar claims are wholly without merit, and accordingly, the resolution of any additional claims is not expected to have a materially adverse effect on the Company's financial condition and results of operations.

      Legal Settlement -- In July 1995, the Company, a shareholder of the Company, the Placement Agent, two officers of the Placement Agent and the former president, CEO and director executed an agreement with respect to the settlement of litigation brought by the former president, CEO and director against the Company, the Placement Agent and two officers of the Placement Agent claiming wrongful breach by the Company of an alleged employment agreement with the former president, CEO and director and the Company's wrongful rejection of its former president's attempt to put 122,900 shares of Common Stock to the Company thereunder and intentional interference with such alleged agreement by the Placement Agent and its officers. Under the terms of the settlement, the former president, CEO and director has agreed to act as a consultant to the Company for a period of 27 months to commence upon the closing of the Company's IPO and the Company has agreed to pay him an aggregate $560,000 thereunder of which $300,000 was paid out of the net proceeds of the Company's IPO and the balance will be paid in 26 monthly installments commencing September 15, 1995. The former president, CEO and director has also agreed that during the consulting period he will not compete with the Company and will refrain from acquiring beneficial ownership of more than 10% of its outstanding shares or becoming involved in any proxy contest with respect to, or tender offer for, the Company. The settlement arrangement also provides for the exchange of general releases between the Company, the former president, CEO and director and the other parties thereto. The Company expensed the entire cost of this settlement in 1995, including $417,400 during the fourth-quarter.

      The Company has not made any payments to the former president, CEO and director subsequent to July 1996. As of December 31, 1996, the financial statements of the Company reflect the $150,000 liability that is still outstanding pursuant to the settlement agreement. The former president, CEO and director and his attorney have asserted that the company has breached the settlement agreement and that, pursuant to the settlement agreement, the provisions that specifically apply to the company and its officers and directors "...shall be null and void ab initio and each of the parties shall have such rights, remedies and claims as they would other wise have if this Agreement never existed."

      In a lawsuit filed by the former president, CEO and director in June 1995, he asserted that the value of his alleged employment agreement was in excess of $3.0 million. a key provision of the alleged employment agreement, dealing with the issue of compensation, stated that A...although a portion may be in non-cash compensation, the Executive's total compensation, namely base salary plus bonus and incentives, if any, plus stock options compensation, if any, shall be not less than 120% of the next highest paid executive's, or any other company employee's total compensation. As of December 31, 1996, the highest paid employee of the Company has received cash compensation of $294,115. Additional accrued compensation of $34,650 has been recorded on the books of the company as of December 31, 1996. As of December 31, 1996, the former president, CEO and director of the Company has received cash compensation of $410,000 pursuant to the settlement agreement.

      Additionally, as of December 31, 1996, the highest paid employee of the Company has received 139,424 shares of the Common Stock of the Company and options to purchase an additional 334,617 shares at a strike price that has subsequently been reset at $2.00 per share. While these shares and options were issued on the date of the initial public offering of the Company, they did not vest until April 20, 1997. the company recorded compensation expense of $443,368 during the third quarter of 1995 related to the issuance of these shares and options. The value of these shares and options on the vesting date was $17,428.

      The former president, CEO and director of the Company and his attorney have represented to the Company that they have each executed settlement agreements whereby their claims arising from the alleged breach of the July 1995 settlement agreement will be settled for 1,000,000 shares of the Common Stock of the Company. They have additionally represented that the settlement agreements will be effective with the acquisition of Sonoma Holding Corp. ("Sonoma") (See Note 13). The former president, CEO and director is an affiliate of Sonoma.

      On January 4, 1996, the attorney for the president, CEO and director of the Company served the Company with a Notice of Attorney's Lien related to payments made pursuant to the July 1995 settlement agreement. On October 15, 1996, the company was served with a court order directing it to deposit future payments pursuant to the July 1995 settlement agreement into two Client Funds Accounts, one controlled by the attorney for the former president, CEO and director of the Company and the second controlled by the attorney for a creditor of the former president, CEO and director of the Company. The attorney for the creditor of the former president, CEO and director of the Company had previously served the Company with a Non-Wage Garnishment related to the former president, CEO and director of the Company.

      Legal Settlement -- In July 1995, a competitor commenced legal action against the Company in the United States District Court for the Western District of New York for alleged infringement of a patent relating to a head tracking device for use in a HMD. The suit sought an accounting and an award of an unspecified amount of damages for infringement, a preliminary and permanent injunction against the Company's sale of its HMD, and other relief. The head tracking technology used by the Company is covered by patents and technology acquired under license from a third party.

      In March 1996, the Company signed a settlement agreement with this competitor in the alleged patent infringement matter. As part of the settlement, the Company entered into a licensing agreement with this competitor for use of the technology related to the patented headtracking device which requires the Company to make certain scheduled payments based on the total number of licensed HMD's sold by the Company to date and in the future.

      Employee Agreement -- The Company has entered into an employment agreement with its President and Chief Executive Officer for a period of three years, each with a base salary of $200,000, plus a bonus equal to 5% of pre-tax profits, not to exceed $400,000, and certain restricted stock and options to purchase shares of common stock. The Company has also entered into a three year employment agreement with one of its Vice Presidents at a base salary of $100,000. In addition, the company has negotiated, in principal, an employment agreement with one of its Vice Presidents at a base salary of $125,000 for each of the next three years, plus a bonus equal to 3% of pre-tax profits, not to exceed $250,000, and certain restricted stock and options to purchase shares of common stock. Each of these employees are also members of the Company's Board of Directors.

NOTE 11--SHAREHOLDERS' EQUITY

      In July 1995, the Company's Board and a majority of the Company's shareholders, approved a plan to change the Company's common stock, which had no par value to common stock with a par value of $.001 per share, to increase the number of shares of common stock the Company is authorized to issue from 10,000,000 to 20,000,000, to authorize the issuance of 1,000,000 shares of preferred stock, par value $.001 per share and to split the Company's outstanding common stock 20.2225 to one. The share and per share amounts in the financial statements reflect the effects of the 20.2225-for-1 stock split.

NOTE 12--COMPLETION OF INITIAL PUBLIC OFFERING

      On August 10, 1995, the Company sold 2,700,000 shares of common stock and 2,700,000 redeemable warrants to purchase shares of common stock in an initial public offering (IPO). The net proceeds from the IPO amounted to approximately $14,839,708, net of underwriter discounts and issuer expenses. The Company used $4,388,270 for the payment of principal ($4,133,900) and accrued interest ($254,370) on the bridge loan notes and other short-term debt previously incurred by the Company, and $965,619 was paid to Bankers Capital for indebtedness and interest associated with the acquisition of VI assets. The exercise prices for the stock subject to the redeemable warrants are as follows:

                                                       Exercise Price of
                                                     Warrants Expressed as
                  Period After                        a Percentage of Per
                    the IPO                             Share IPO Price
                 ---------------                        ---------------
               Zero to 14 months                             120%
                 15 to 23 months                             110%
                 24 to 35 months                             100%
                 36 to 47 months                              90%
                 48 to 60 months                              75%

      The redeemable warrants may be called by the Company at $.05 per warrant provided that the market price of the common stock is at or above the following:

                                                        Market Price of
                                                         Common Stock
                                                        Expressed as a
                   Period After                        Percentage of Per
                     the IPO                            Share IPO Price
                 ---------------                        ---------------
                 13 to 14 months                             150%
                 15 to 23 months                             140%
                 24 to 35 months                             130%
                 36 to 47 months                             120%
                 48 to 60 months                              65%

      In connection with the offering, the Company sold to the underwriter, for nominal consideration, warrants to purchase up to 270,000 shares of common stock and 270,000 redeemable warrants. The underwriter warrants are initially exercisable at a price of 130% of the initial public offering price per share of common stock and per redeemable warrant for a period of four years commencing one year from the effective date of the registration statement and are restricted from sale, transfer and assignment for a specified period. During 1996, the exercise price of these options was reset to $2.00 per share.

      On September 29, 1995, the underwriter exercised its over allotment option to purchase 379,700 redeemable warrants of the Company at a price of $.25 per warrant. The net proceeds from the exercise of the over allotment option amounted to approximately $81,619.

NOTE 13--SUBSEQUENT EVENTS

      On September 24, 1997, the Company entered into an agreement to acquire all of the outstanding capital stock of Sonoma. The transaction, which is expected to close in early November 1997, is contingent upon the satisfactory conclusion of due diligence and the fulfillment of certain conditions by both of the parties. The Company will account for the acquisition as a purchase.

      The Company will issue 12,208,558 shares of its common stock and 100,000 shares of its preferred stock to the shareholders of Sonoma. The preferred shares are convertible into 30,000,000 shares of the common stock of the Company. The former President, Chief Executive Officer and a Director of the Company, is affiliated with Sonoma. Additionally, the Company will issue 1,550,000 shares of its common stock to certain creditors of the Company in full satisfaction of their claims against the Company. The creditor group includes the former President, Chief Executive Officer and Director of the Company and all of the current officers and directors of the Company. Additionally, the Company will issue 615,000 shares of its common stock to a group of individuals as a settlement of various employment claims and as compensation for assisting in the structuring of the transaction. Included in this group are all of the current officers and directors of the Company.

      Unaudited consolidated financial statements for Sonoma, a diversified industrial holding company, for the six month period ending June 30, 1997, show sales of $2,224,040 and pretax earnings of $149,919.