Form 10-Q
period 1997-03-31
VICTORMAXX TECHNOLOGIES INC
filed 1998-02-12
CIK 931198

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

(Mark One)

[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended March 31, 1997

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______________ to
      ________________.

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

Common stock, $.001 Par Value, 5,726,442 as of December 29, 1997

                          VictorMaxx Technologies, Inc.

                     Index to Quarterly Report on Form 10-Q
                Filed with the Securities and Exchange Commission
               for the Three Months Ended March 31, 1997 and 1996

                                                                     Page Number

PART I.  Financial Information

      Item 1: Financial Statements (unaudited)

              Balance sheets as of March 31, 1997 and December 31, 1996        3

              Statements of operations for the three months ended
              March 31, 1997 and 1996                                          4

              Statements of cash flows for the three months ended
              March 31, 1997 and 1996                                          5

              Notes to Financial Statements                                    6

      Item 2: Management's Discussion and Analysis of Financial
              Condition and Results of Operations                              8

PART II. Other Information                                                    10

SIGNATURES                                                                    11

Part I. Financial Information

Item 1: Financial Statements

                                         VictorMaxx Technologies, Inc.
                                               Balance Sheets


                                                                                  March 31,              December 31,
                              ASSETS                                                1997                     1996
                                                                            ---------------------    ---------------------
                                                                                (unaudited)

Current assets:
        Cash and cash equivalents                                                            $ -                      $ -
        Available-for-sale securities                                                          -                        -
        Accounts receivable, net of allowance of $33,579                                       -                    8,759
        Interest receivable                                                                    -                        -
        Inventories                                                                            -                        -
        Prepaid expenses                                                                       -                        -
                                                                            ---------------------    ---------------------
                              Total current assets                                             -                    8,759
        Property and equipment, net of accumulated depreciation
           and amortization                                                                    -                    5,000
        Other assets                                                                           -                        -
                                                                            ---------------------    ---------------------
                              Total assets                                                   $ -                 $ 13,759
                                                                            =====================    =====================

                                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
        Accounts payable                                                               $ 232,941                $ 214,417
        Cash overdrafts                                                                    4,450                    4,450
        Accrued liabilities                                                              417,298                  446,564
        Legal settlements payable                                                        150,000                  150,000
        Payable to officer                                                                 5,500                    5,500
                                                                            ---------------------    ---------------------
                              Total current liabilities                                  810,189                  820,931

Stockholders' equity:
   Preferred stock, par value $.001; 1,000,000 shares authorized, none issued
   Common stock, par value $.001; 20,000,000 shares authorized;
      5,726,442  shares issued and outstanding                                             5,726                    5,726
   Additional paid-in capital                                                         19,647,981               19,647,981
   Accumulated deficit                                                               (20,463,896)             (20,460,879)
                                                                            ---------------------    ---------------------
                              Total stockholders' equity                                (810,189)                (807,172)
                                                                            ---------------------    ---------------------
                              Total liabilities and stockholders' equity                     $ -                 $ 13,759
                                                                            =====================    =====================

     The accompanying notes are an integral part of the financial statements

                          VictorMaxx Technologies, Inc.
                            Statements of Operations
                                   (unaudited)


                                                 Three months ended
                                                      March 31,
                                                1997                    1996
                                            -------------           ------------

Net sales                                   $          -              $ 146,311
Cost of goods sold                                     -                 88,755
                                            -------------           ------------
          Gross profit (deficiency)                    -                 57,556

Operating expenses:
   Research and development                            -                242,615
   Selling, general and administrative             3,017                583,815
                                            -------------           ------------
        Total operating expenses                   3,017                826,430

Loss from operations                              (3,017)              (768,874)

Other income (expenses):
   Interest expense                                    -                   (526)
   Other, net                                          -                 27,185
                                            -------------           ------------
        Net loss                            $     (3,017)            $ (742,215)
                                            =============           ============

Per-share data:
   Net loss per share                       $    $ (0.00)               $ (0.13)
                                            =============           ============

   Weighted average common and
     common equivalent shares
     outstanding                               5,726,442              5,623,966
                                            =============           ============

     The accompanying notes are an integral part of the financial statements

                          VictorMaxx Technologies, Inc.
                            Statements of Cash Flows
                                   (unaudited)


                                                                     Three months ended
                                                                         March 31,
                                                                      1997         1996
                                                                  -----------   -----------
Cash flows from operating activities:
   Net loss                                                       $    (3,017)  $  (742,215)
   Adjustments to reconcile net loss to net cash
    used in operating activities:
      Depreciation and amortization of property and
       equipment                                                        5,000        29,432
      Allowance for doubtful accounts                                   8,759            --
      Change in operating assets and liabilities:
         Accounts receivable                                               --       (12,993)
         Interest receivable                                               --        59,980
         Inventories                                                       --      (133,210)
         Prepaid expenses                                                  --        24,553
         Accounts payable                                              18,524      (492,386)
         Accrued liabilities                                          (29,266)     (728,143)
         Accrued legal settlement                                          --       (30,000)
         Deferred rent                                                     --        (1,842)
                                                                  -----------   -----------
            Net cash used in operating activities                          --    (2,026,824)
                                                                  -----------   -----------

Cash flows from investing activities:
   Purchases of property and equipment                                     --       (37,138)
   Purchases of dies and molds                                             --            --
   Proceeds from sale of available-for-sale securities                     --     2,404,707
                                                                  -----------   -----------
            Net cash provided by (used in) investing activities            --     2,367,569
                                                                  -----------   -----------

Cash flows from financing activities:
   Proceeds from issuance of notes payable                                 --            --
   Repayments of notes payable                                             --            --
   Decrease in cash overdrafts                                             --      (345,214)
                                                                  -----------   -----------
            Net cash (used for) provided by financing activities           --      (345,214)
                                                                  -----------   -----------

            Net increase (decrease) in cash                                --        (4,469)

Cash, beginning of period                                                  --         8,674
                                                                  -----------   -----------

Cash, end of period                                               $        --   $     4,205
                                                                  ===========   ===========

Supplemental cash flow information:
   Interest paid                                                  $        --   $       526
                                                                  ===========   ===========

     The accompanying notes are an integral part of the financial statements

                          VICTORMAXX TECHNOLOGIES, INC.
                     Notes to Condensed Financial Statements

1. Basis Of Preparation

The accompanying condensed financial statements of VictorMaxx Technologies, Inc. (the "Company") for the three month periods ended March 31, 1997 and 1996 have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and notes thereto, together with management's discussion and analysis of financial condition and operations, contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1996. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position and operating results for the interim periods, have been included. The results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results to be expected for the entire year ending December 31, 1997.

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

4. Subsequent Events

On September 24, 1997, the Company entered into an agreement to acquire all of the outstanding capital stock of Sonoma Holding Corp. ("Sonoma"). The transaction, which is expected to close in January 1998, is contingent upon the fulfillment of certain conditions by both of the parties. The Company will account for the acquisition as a purchase.

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

Results of Operations

Comparison of the three month period ending March 31, 1997 with the three month period ending March 31, 1996

Net sales. The Company had no sales for the three month period ending March 31, 1997. Net sales were $146,311 for the three months ending March 31, 1996. The Company derived revenues of $126,815 for the three months ending March 31, 1996 from the sale of the CyberMaxx model 2.0 and revenues of $ 19,496 from the sale of other products.

Gross profit. The Company generated no gross profit for the three month period ending March 31, 1997. Gross profit for the three months ending March 31, 1996 was $57,556.

Selling, general and administrative. Selling, general and administrative expenses totaled $3,017 for the three months ending March 31, 1997 compared to $583,815 for the three months ending March 31, 1996. The 1997 expense is net of credits totaling $29,226, which reflect the settlement of certain employee claims for compensation accrued as of December 31, 1996. Included in the 1996 balance are sales and promotional expenses of $160,232, non sales compensation expense of $189,589, occupancy expenses of $31,290 and legal expenses of $20,327.

Research and development. The Company incurred no research and development expense of the three months ending March 31, 1997. Research and development expenses totaled $242,615 for the three months ending March 31, 1996. The Company incurred expenses totaling $134,582 related to the development of its virtual reality engine and the application software for Car Wars. The remaining expense for 1996 consists primarily of the costs of the Company's support activities and the cost of providing support to the entities developing software for the CyberMaxx.

Interest expense. The Company incurred no interest expense for the three month period ending March 31, 1997. The Company incurred interest expense of $526 for the three months ending March 31, 1996.

Liquidity and Capital Resources

At March 31, 1997, the Company had no unrestricted cash and cash equivalents and a net book balance overdraft of $4,450. Subsequent to December 31, 1997, the Company settled outstanding creditor claims aggregating approximately $530,000 through the issuance of 1,550,000 shares of the common stock of the Company. Outstanding creditor claims aggregating approximately $200,000 remain unsettled.

The Company's independent accountants have included an explanatory paragraph in their report for the year ended December 31, 1996 making reference to the Company's note to financial statements (Note 1), which discusses the fact that the Company's financial statements for the year ended December 31, 1996 have been prepared assuming that the Company will continue as a going concern and that the substantial losses from operations suffered by the Company and its significant reliance on obtaining continued financing to satisfy its liquidity requirements raise substantial doubt about the Company's ability to continue as a going concern.

PART II. Other Information

Item 6. Exhibits and Reports on Form 8-K

        (a)  Exhibits

             None

        (b)  Reports on Form 8-K

             "Changes in Registrant's Certifying Accountant", filed March 18, 1997.

                                   Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Deerfield and State of Illinois on the 29th day of December, 1997.

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