Form 10-Q
period 1997-06-30
VICTORMAXX TECHNOLOGIES INC
filed 1998-02-13
CIK 931198

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

(Mark One)

|x| Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended June 30, 1997

|_| Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______________ to ________________.

Commission file number: 0-26328

                          VICTORMAXX TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)

Illinois                                                   36-3971950
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                             Identification No.)

1202 N 75th Street, Suite 243 Downers Grove, Illinois       60516
(Address of principal executive offices)                   (Zip code)

                                 (630) 654-4398
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |x| No |_|

Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.

Common stock, $.001 Par Value, 5,726,442 as of December 29, 1997

                          VictorMaxx Technologies, Inc.

                     Index to Quarterly Report on Form 10-Q
            Filed with the Securities and Exchange Commission for the Three and Six Month Periods Ended June 30, 1997 and 1996

                                                                     Page Number
PART I. Financial Information

    Item 1: Financial Statements (unaudited)

            Balance sheets as of June 30, 1997 and December 31, 1996           3

            Statements of operations for the three and six month periods
              ended June 30, 1997 and 1996                                     4

            Statements of cash flows for the six months ended June 30, 1997
              and 1996                                                         5

            Notes to Financial Statements                                      6

    Item 2: Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                        8

PART II Other Information                                                     11

SIGNATURES                                                                    12

Part I. Financial Information

Item 1: Financial Statements

                          VictorMaxx Technologies, Inc.
                                 Balance Sheets

                                                                     June 30,     December 31,
                     ASSETS                                           1997            1996
                                                                   ------------   --------------
                                                                    (unaudited)
Current assets:
      Cash and cash equivalents                                    $       --     $       --
      Available-for-sale securities                                        --             --
      Accounts receivable, net of allowance                                --            8,759
      Interest receivable                                                  --             --
      Inventories                                                          --             --
      Prepaid expenses                                                     --             --
                                                                   ------------   ------------
                     Total current assets                                  --            8,759
      Property and equipment, net of accumulated depreciation
         and amortization                                                  --            5,000
      Other assets                                                         --             --
                                                                   ------------   ------------
                     Total assets                                  $       --     $     13,759
                                                                   ============   ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Accounts payable                                             $    232,941   $    214,417
      Cash overdrafts                                                     4,450          4,450
      Accrued liabilities                                               417,298        446,564
      Legal settlements payable                                         150,000        150,000
      Payable to officer                                                  5,500          5,500
                                                                   ------------   ------------
                     Total current liabilites                           810,189        820,931

Stockholders' equity:
   Preferred stock, par value $.001; 1,000,000 shares authorized, none issued
   Common stock, par value $.001; 20,000,000 shares authorized;
      5,726,442 shares issued and outstanding                             5,726          5,726
   Additional paid-in capital                                        19,647,981     19,647,981
   Accumulated deficit                                              (20,463,896)   (20,460,879)
                                                                   ------------   ------------
                     Total stockholders' equity                        (810,189)      (807,172)
                                                                   ------------   ------------
                     Total liabilities and stockholders' equity    $       --     $     13,759
                                                                   ============   ============

     The accompanying notes are an integral part of the financial statements

                          VictorMaxx Technologies, Inc.
                            Statements of Operations
                                   (unaudited)

                                          Three months ended          Six months ended
                                               June 30,                   June 30,
                                           1997        1996          1997          1996
                                        ---------  -----------   -----------   -----------
Net sales                               $    --    $   577,020   $      --     $   723,331
Cost of goods sold                           --      1,081,642          --       1,170,397
                                        ---------  -----------   -----------   -----------
          Gross profit (deficiency)          --       (504,622)         --        (447,066)

Operating expenses:
   Research and development                  --        320,013          --         562,628
   Selling, general and administrative       --        443,742         3,017     1,027,557
                                        ---------  -----------   -----------   -----------
       Total operating expenses              --        763,755         3,017     1,590,185

Loss from operations                         --     (1,268,377)       (3,017)   (2,037,251)

Other income (expenses):
   Interest expense                          --         (2,104)         --          (2,630)
   Interest income                           --          2,358          --          29,543
   Other                                     --           --            --            --
                                        ---------  -----------   -----------   -----------
       Net loss                         $    --    $(1,268,123)  $    (3,017)  $(2,010,338)
                                        =========  ===========   ===========   ===========

Per-share data:
   Net loss per share                   $    --    $     (0.23)  $     (0.00)  $     (0.36)
                                        =========  ===========   ===========   ===========

   Weighted average common and
     common equivalent shares
     outstanding                        5,726,442    5,621,854     5,726,442     5,621,854
                                        =========  ===========   ===========   ===========

     The accompanying notes are an integral part of the financial statements

                          VictorMaxx Technologies, Inc.
                            Statements of Cash Flows
                                   (unaudited)

                                                                                  Six months ended
                                                                                      June 30,
                                                                                  1997        1996
                                                                                --------   -----------
Cash flows from operating activities:
   Net loss                                                                     $ (3,017)  $(2,010,338)
   Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation and amortization of property and equipment                      5,000        59,612
      Allowance for doubtful accounts                                              8,759          --
      Change in operating assets and liabilities:
         Accounts receivable                                                        --         (29,403)
         Interest receivable                                                        --          64,350
         Inventories                                                                --         506,956
         Prepaid expenses                                                           --         127,715
         Other assets                                                               --          61,579
         Accounts payable                                                         18,524      (659,683)
         Accrued liabilities                                                     (29,266)     (729,656)
         Accrued legal settlement                                                   --         (60,000)
         Deferred rent                                                              --          (5,103)
                                                                                --------   -----------
            Net cash used in operating activities                                   --      (2,673,971)
                                                                                --------   -----------

Cash flows from investing activities:
   Purchases of property and equipment                                              --         (31,981)
   Purchases of dies and molds                                                      --            --
   Proceeds from sale of available-for-sale securities                              --       3,303,462
                                                                                --------   -----------
            Net cash provided by (used in) investing activities                     --       3,271,481
                                                                                --------   -----------

Cash flows from financing activities:
   Proceeds from issuance of notes payable                                          --            --
   Repayments of notes payable                                                      --            --
   Decrease in cash overdrafts                                                      --        (345,214)
                                                                                --------   -----------
            Net cash (used for) provided by financing activities                    --        (345,214)
                                                                                --------   -----------

            Net increase (decrease) in cash                                         --         252,296

Cash, beginning of period                                                           --           8,674
                                                                                --------   -----------

Cash, end of period                                                             $   --     $   260,970
                                                                                ========   ===========

Supplemental cash flow information:
   Interest paid                                                                $   --     $     2,630
                                                                                ========   ===========

     The accompanying notes are an integral part of the financial statements

                          VICTORMAXX TECHNOLOGIES, INC.
                     Notes to Condensed Financial Statements

1. Basis Of Preparation

The accompanying condensed financial statements of VictorMaxx Technologies, Inc. (the "Company") for the three and six month periods ended June 30, 1997 and 1996 have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and notes thereto, together with management's discussion and analysis of financial condition and operations, contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1996. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position and operating results for the interim periods, have been included. The results of operations for the three and six month periods ended June 30, 1997 are not necessarily indicative of the results to be expected for the entire year ending December 31, 1997.

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

Results of Operations

Comparison of the three month period ending June 30, 1997 with the three month period ending June 30, 1996

Net sales. The Company had no sales for the three month period ending June 30, 1997. Net sales were $577,020 for the three months ending June 30, 1996. The 1996 results include liquidation sales totaling $369,750. The company derived revenues of $451,566, including liquidation sales of $273,700, for the three months ending June 30, 1996 from the sale of the CyberMaxx model 2.0 and revenues of $125,454, including liquidation sales of $96,050, from the sale of the VIR one.

Gross profit (deficiency). The Company generated no gross profit for the six month period ending June 30, 1997. The Company had a negative gross profit of $504,622 for the three months ending June 30, 1996. The 1996 results include a net charge of $568,743 to account for the Company's decision to cease marketing virtual reality hardware products. Included in this charge are writedowns of $443,033 associated with the sale of liquidated product and a charge of $344,926 to cover cancellation costs and the cost of excess component parts held by the Company's contract manufacturer. These charges were partially offset by the reversal of $219,216 in charges recorded in prior periods to reserve for the return of obsolete inventory.

Selling, general and administrative. The Company incurred no selling, general and administrative expenses for the three month period ending June 30, 1997. Selling, general and administrative expenses totaled $443,742 for the three months ending June 30, 1996. Included in the 1996 balance are sales and promotional expenses of $119,508, non sales compensation expense of $153,471, net occupancy expenses of $11,206 and legal expenses of $37,995.

Research and development. The Company incurred no research and development expense for the three month period ending June 30, 1997. Research and development expenses totaled $320,013 for the three months ending June 30, 1996. Included in the 1996 balance are expenses totaling $163,068 related to the development of its virtual reality engine and the application software for Autoduel Online. The remaining expense for 1996 consists primarily of the costs of the Company's support activities and the cost of providing support to the entities developing software for the CyberMaxx.

Interest expense. The Company incurred interest expense of $2,104 for the three months ending June 30, 1996. No interest expense was incurred for the three month period ending June 30, 1997.

Comparison of the six month period ending June 30, 1997 with the six month period ending June 30, 1996

Net sales. The Company had no sales for the six month period ending June 30, 1997. Net sales were $723,331 for the six months ending June 30, 1996. The 1996 results include liquidation sales totaling $369,750. The company derived revenues of $578,381, including liquidation sales of $273,700, for the six months ending June 30, 1996 from the sale of the CyberMaxx model 2.0 and revenues of $144,950, including liquidation sales of $96,050, from the sale of the VIR one.

Gross profit (deficiency). The Company generated no gross profit for the six month period ending June 30, 1997. The Company had a negative gross profit of $447,066 for the six months ending June 30, 1996. The 1996 results include a net charge of $568,743 to account for the Company's decision to cease marketing virtual reality hardware products. Included in this charge are writedowns of $443,033 associated with the sale of liquidated product and a charge of $344,926 to cover cancellation costs and the cost of excess component parts held by the Company's contract manufacturer. These charges were partially offset by the reversal of $219,216 in charges recorded in prior periods to reserve for the return of obsolete inventory.

Selling, general and administrative. Selling, general and administrative expenses totaled $3,017 for the six months ending June 30, 1997 compared to $1,027,557 for the six months ending June 30, 1996. The 1997 expense is net of credits totaling $29,226, which reflect the settlement of certain employee claims for compensation accrued as of December 31, 1996. Included in the 1996 balance are sales and promotional expenses of $279,740, non sales compensation expense of $343,060, occupancy expenses of $42,496 and legal expenses of $58,322.

Research and development. The Company incurred no research and development expense for the six month period ending June 30, 1997. Research and development expenses totaled $562,628 for the six months ending June 30, 1996. Included in the 1996 balance are expenses totaling $297,650 related to the development of its virtual reality engine and the application software for Autoduel Online. The remaining expense for 1996 consists primarily of the costs of the Company's support activities and the cost of providing support to the entities developing software for the CyberMaxx.

Interest expense. The Company incurred interest expense of $2,630 for the six months ending June 30, 1996. The Company incurred no interest expense for the six month period ending June 30, 1997.

Liquidity and Capital Resources

At June 30, 1997, the Company had no unrestricted cash and cash equivalents and a net book balance overdraft of $4,450. Subsequent to December 31, 1997, the Company settled outstanding creditor claims aggregating approximately $530,000 through the issuance of 1,550,000 shares of the common stock of the Company. Outstanding creditor claims aggregating approximately $200,000 remain unsettled.

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

PART II. Other Information

Item 6. Exhibits and Reports on Form 8-K

        (a)   Exhibits

              None

        (b)   Reports on Form 8-K

              "Changes in Registrant's Certifying Accountant", filed April 8,
              1997

              "Acquisition of Assets", filed April 15, 1997

                                   Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Deerfield and State of Illinois on the 16th day of August, 1996.

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