Form 10-Q
period 1997-09-30
VICTORMAXX TECHNOLOGIES INC
filed 1998-02-13
CIK 931198

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


(Mark One)

[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended September 30, 1997

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ x ]  No [   ]


Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.


Common stock, $.001 Par Value, 5,726,442 as of December 29, 1997

                          VictorMaxx Technologies, Inc.

                     Index to Quarterly Report on Form 10-Q
                Filed with the Securities and Exchange Commission for the Three and Nine Month Periods Ended September 30, 1997 and 1996

                                                                     Page Number

PART I.     Financial Information

   Item  1: Financial Statements (unaudited)

            Balance sheets as of  September 30, 1997 and December 31, 1996     3

            Statements of operations for the three and nine month periods
                  ended September 30, 1997 and 1996                            4

            Statements of cash flows for the nine months ended
                  September 30, 1997 and 1996                                  5

            Notes to Financial Statements                                      6

   Item  2: Management's Discussion and Analysis of Financial Condition and
            Results of Operations                                              8

PART II     Other Information                                                 11

SIGNATURES                                                                    12

Part I. Financial Information

Item 1: Financial Statements

                          VictorMaxx Technologies, Inc.
                                 Balance Sheets

                                                                          September 30,  December 31,
                              ASSETS                                          1997           1996
                                                                          ------------   ------------
                                                                           (unaudited)

Current assets:
        Cash and cash equivalents ......................................  $         --   $         --
        Available-for-sale securities ..................................            --             --
        Accounts receivable, net of allowance ..........................            --          8,759
        Interest receivable ............................................            --             --
        Inventories ....................................................            --             --
        Prepaid expenses ...............................................            --             --
                                                                          ------------   ------------
                              Total current assets .....................            --          8,759
        Property and equipment, net of accumulated depreciation
           and amortization ............................................            --          5,000
        Other assets ...................................................            --             --
                                                                          ------------   ------------

                              Total assets .............................  $         --   $     13,759
                                                                          ============   ============

                                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
        Accounts payable ...............................................  $    232,941   $    214,417
        Cash overdrafts ................................................         4,450          4,450
        Accrued liabilities ............................................       417,298        446,564
        Legal settlements payable ......................................       150,000        150,000
        Payable to officer .............................................         5,500          5,500
                                                                          ------------   ------------
                              Total current liabilites .................       810,189        820,931

Stockholders' equity:
   Preferred stock, par value $.001; 1,000,000 shares authorized, none issued
   Common stock, par value $.001; 20,000,000 shares authorized;
      5,726,442 shares issued and outstanding ..........................         5,726          5,726
   Additional paid-in capital ..........................................    19,647,981     19,647,981
   Accumulated deficit .................................................   (20,463,896)   (20,460,879)
                                                                          ------------   ------------
                              Total stockholders' equity (deficit) .....      (810,189)      (807,172)
                                                                          ------------   ------------
                              Total liabilities and stockholders' equity  $         --   $     13,759
                                                                          ============   ============

     The accompanying notes are an integral part of the financial statements


                          VictorMaxx Technologies, Inc.
                            Statements of Operations
                                   (unaudited)

                                          Three months ended         Nine months ended
                                             September 30,             September 30,
                                           1997        1996          1997          1996
                                        ----------  -----------   -----------   -----------

Net sales                               $       --  $    23,632   $        --   $   746,963
Cost of goods sold                               0        5,019             0     1,175,416
                                        ----------  -----------   -----------   -----------
          Gross profit (deficiency)              0       18,613             0      (428,453)

Operating expenses:
   Research and development                      0      176,109             0       738,737
   Selling, general and administrative           0      478,099         3,017     1,505,656
                                        ----------  -----------   -----------   -----------
       Total operating expenses                  0      654,208         3,017     2,244,393

Loss from operations                             0     (635,595)       (3,017)   (2,672,846)

Other income (expenses):
   Interest expense                              0            0             0        (2,630)
   Interest income                               0            0             0        29,543
   Other                                         0            0             0             0
                                        ----------  -----------   -----------   -----------
       Net loss                         $       --  $  (635,595)  $    (3,017)  $(2,645,933)
                                        ==========  ===========   ===========   ===========

Per-share data:
   Net loss per share                   $       --  $     (0.11)  $     (0.00)  $     (0.47)
                                        ==========  ===========   ===========   ===========

   Weighted average common and
     common equivalent shares
     outstanding                         5,726,442    5,807,161     5,726,442     5,683,623
                                        ==========  ===========   ===========   ===========

     The accompanying notes are an integral part of the financial statements

                          VictorMaxx Technologies, Inc.
                            Statements of Cash Flows
                                   (unaudited)
                                Nine months ended

                                                                                         September 30,
                                                                                      1997           1996
                                                                                  -----------     -----------

Cash flows from operating activities:
   Net loss                                                                       $    (3,017)    $(2,645,933)
   Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation and amortization of property and equipment                           5,000          89,793
      Allowance for doubtful accounts                                                   8,759              --
      Amortization of deferred financing costs and original issue discount                 --              --
      Change in operating assets and liabilities:
         Accounts receivable                                                               --          (4,610)
         Interest receivable                                                               --          64,350
         Inventories                                                                       --         602,406
         Prepaid expenses                                                                  --         183,600
         Other assets                                                                      --          61,589
         Accounts payable                                                              18,524        (645,626)
         Accrued liabilities                                                          (29,266)       (710,911)
         Accrued legal settlement                                                          --         (90,000)
         Deferred rent                                                                     --          (8,364)
                                                                                  -----------     -----------
                                                                                  -----------     -----------
            Net cash used in operating activities                                          --      (3,103,706)
                                                                                  -----------     -----------

Cash flows from investing activities:
   Purchases of property and equipment                                                     --         (33,397)
   Purchases of dies and molds                                                             --              --
   Proceeds from sale of available-for-sale securities                                     --       3,303,462
                                                                                  -----------     -----------
            Net cash provided by (used in) investing activities                            --       3,270,065
                                                                                  -----------     -----------

Cash flows from financing activities:
   Proceeds from issuance of notes payable                                                 --              --
   Repayments of notes payable                                                             --              --
   Proceeds from issuance of common stock                                                  --              --
   Decrease in cash overdrafts                                                             --        (342,967)
                                                                                  -----------     -----------
            Net cash (used for) provided by financing activities                           --        (342,967)
                                                                                  -----------     -----------

            Net increase (decrease) in cash                                                --        (176,608)

Cash, beginning of period                                                                  --           8,674
                                                                                  -----------     -----------

Cash, end of period                                                               $        --     $  (167,934)
                                                                                  ===========     ===========

Supplemental cash flow information:
   Interest paid                                                                  $        --     $     2,630
                                                                                  ===========     ===========


     The accompanying notes are an integral part of the financial statements

                          VICTORMAXX TECHNOLOGIES, INC.
                     Notes to Condensed Financial Statements

1.  Basis Of Preparation

The accompanying condensed financial statements of VictorMaxx Technologies, Inc. (the "Company") for the three and nine month periods ended September 30, 1997 and 1996 have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and notes thereto, together with management's discussion and analysis of financial condition and operations, contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1996. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position and operating results for the interim periods, have been included. The results of operations for the three and nine month periods ended September 30, 1997 are not necessarily indicative of the results to be expected for the entire year ending December 31, 1997.

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

4. Agreement to Acquire Sonoma Holding Corp.

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

Results of Operations

Comparison of the three month period ending September 30, 1997 with the three month period ending September 30, 1996

Net sales. The Company had no sales for the three month period ending September 30, 1997. Net sales were $23,632 for the three months ending September 30, 1996. The

Company derived all of its revenues in 1996 from the liquidation of CyberMaxx and VIR one inventory.

Gross profit. The Company generated no gross profit for the three month period ending September 30, 1997. The Company had a gross profit of $18,613 for the three months ending September 30, 1996.

Selling, general and administrative. The Company incurred no selling, general and administrative expense for the three month period ending September 30, 1997. Selling, general and administrative expenses totaled $478,099 for the three month period ending September 30, 1996. Included in the 1996 balance are sales and promotional expenses of $29,489, non sales compensation expense of $117,304, net occupancy expenses of $17,692 and legal expenses of $23,576. Additionally, the Company incurred a non-cash compensation expense of $167,934 during the third quarter of 1996 related to the issuance of 185,307 shares of restricted Common Stock to certain employees, directors and consultants to the Company.

Research and development. The Company incurred no research and development expense for the three month period ending September 30, 1997. Research and development expenses totaled $176,109 for the three months ending September 30, 1996. Included in the 1996 balance are expenses totaling $130,129 related to the development of its virtual reality engine and the application software for Autoduel Online. The remaining expense for 1996 consists primarily of the costs of the Company's support activities and the cost of providing support to the entities developing software for the CyberMaxx.

Comparison of the nine month period ending September 30, 1997 with the nine month period ending September 30, 1996

Net sales. The Company had no sales for the nine month period ending September 30, 1997. Net sales were $746,963 for the nine months ending September 30, 1996. The 1996 results include liquidation sales totaling $393,382. The company derived revenues of $594,806, including liquidation sales of $290,125, for the nine months ending September 30, 1996 from the sale of the CyberMaxx model 2.0 and revenues of $152,157, including liquidation sales of $103,257, from the sale of the VIR one.

Gross profit (deficiency). The Company generated no gross profit for the nine month period ending September 30, 1997. The Company had a negative gross profit of $428,453 for the nine months ending September 30, 1996. The 1996 results include a net charge of $568,743 to account for the Company's decision to cease marketing virtual reality hardware products. Included in this charge are writedowns of $443,033 associated with the sale of liquidated product and a charge of $344,926 to cover cancellation costs and the cost of excess component parts held by the Company's contract manufacturer. These charges were partially offset by the reversal of $219,216 in charges recorded in prior periods to reserve for the return of obsolete inventory.

Selling, general and administrative. Selling, general and administrative expenses totaled $3,017 for the nine months ending September 30, 1997 compared to $1,505,656 for the nine months ending September 30, 1996. The 1997 expense is net of credits totaling $29,226, which reflect the settlement of certain employee claims for compensation accrued as of December 31, 1996. Included in the 1996 balance are sales and promotional expenses of $309,229, non sales compensation expense of $460,364, occupancy expenses of $60,188 and legal expenses of $81,898. Additionally, the Company incurred non-cash compensation expense of $167,934 during the third quarter of 1996 related to the issuance of 185,307 shares of restricted Common Stock to certain employees, directors and consultants to the Company.

Research and development. The Company incurred no research and development expense for the nine month period ending September 30, 1997. Research and development expenses totaled $738,737 for the nine months ending September 30, 1996. Included in the 1996 balance are expenses totaling $427,779 related to the development of its virtual reality engine and the application software for Autoduel Online. The remaining expense for 1996 consists primarily of the costs of the Company's support activities and the cost of providing support to the entities developing software for the CyberMaxx.

Interest expense. The Company incurred interest expense of $2,630 for the nine months ending September 30, 1996. The Company did no incur any interest expense during 1997.

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

PART II.   Other Information

Item 6.     Exhibits and Reports on Form 8-K

            (a)  Exhibits

                 None

            (b)  Reports on Form 8-K

                 "Changes in Registrant's Certifying Accountant", filed September 29, 1997.

                 "Termination of Merger Agreement and Acquisition of Assets", filed September 29, 1997.

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